Form 10-Q
period 1998-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 1998-11-16
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-24111


                      WNC HOUSING TAX CREDIT FUND VI, L.P.,
                                    Series 6

California                                                   33-0761578

(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


3158 Redhill Avenue, Suite 120
Costa Mesa, CA  92626
(Address of principal executive offices)

(714) 662-5565
(Telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998




PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheet, September 30, 1998....................................3

         Statement of Operations For the Period August 20, 1998
          (date operations commenced) to September 30, 1998...................4

         Statement of Partners' Equity
         For the Period August 20, 1998 (date operations commenced)
           to September 30, 1998..............................................5

         Statement of Cash Flows
         For the Period August 20, 1998 (date operations commenced)
          to September 30, 1998 ..............................................6

         Notes to Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........14


PART II. OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds............................15

Item 6. Exhibits and Reports on Form 8-K ....................................15

         Signatures..........................................................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                        (A Development-Stage Partnership)

                                  BALANCE SHEET
                               September 30, 1998

                                     ASSETS

Cash and cash equivalents                           $     1,290,449
Subscriptions receivable - Note 4                           278,000
Investment in limited
 partnerships - Note 2                                    4,068,755
Other assets
                                                                955
                                                        -----------
                                                    $     5,638,159
                                                        ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships                     $     3,069,164
Accrued fees and expenses due to
 general partner and affiliates - Note 3                     43,830
                                                        -----------
                                                          3,112,994
                                                        -----------

Partners' equity (deficit):
 General partner                                             (3,885)
 Original limited partner                                     1,000
 Limited partners (25,000 units
  authorized, 3,030 units issued
  and outstanding)                                        2,528,050
                                                        -----------
Total partners' equity                                    2,525,165
                                                        -----------
                                                     $    5,638,159
                                                        ===========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                        (A Development-Stage Partnership)

                             STATEMENT OF OPERATIONS

           For the Period August 20, 1998 (date operations commenced)
                              to September 30, 1998


Interest income                              $        1,808
                                                    -------

Operating expenses:
Amortization                                            472
Other expense                                         3,300
                                                    -------
                                                      3,772
                                                    -------
Net loss                                     $       (1,964)
                                                    =======

Net loss allocated to:
  General partner                            $          (20)
                                                    =======

  Limited partners                           $       (1,944)
                                                    =======

Net loss per weighted limited
  partner unit (1,583)                       $        (1.23)
                                                    =======




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                        (A Development-Stage Partnership)
                          STATEMENT OF PARTNERS' EQUITY

           For the Period August 20, 1998 (date operations commenced)
                              to September 30, 1998


                                                Original
                               General          Limited          Limited
                               Partner          Partner          Partner             Total
                              -----------     ------------    ---------------    --------------

Capital contributions         $      100      $      1,000    $    3,030,000     $   3,031,100


Offering expenses                 (3,965)                           (392,506)         (396,471)


Capital issued for notes
  receivable                                                        (107,500)         (107,500)


Net loss                             (20)               -             (1,944)           (1,964)
                               ---------          -------         ----------        ----------
Equity (deficit),
  September 30, 1998          $    (3,885)    $     1,000     $    2,528,050     $   2,525,165
                               ==========       =========         ==========        ==========










                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                        (A Development-Stage Partnership)
                             STATEMENT OF CASH FLOWS

           For the Period August 20, 1998 (date operations commenced)
                             to September 30, 1998

Cash flows used by operating activities:
  Net loss                                                 $        (1,964)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Amortization                                                   472
        Change in other assets                                        (572)
                                                               -----------

             Net cash used in operating activities                  (2,064)
                                                               -----------

Cash flows used by investing activities:
  Investment in limited partners                                  (768,579)
  Acquisition fees and costs                                      (264,640)
                                                               -----------

             Net cash used in investing activities              (1,033,219)
                                                               -----------

Cash flows provided by financing activities:
  Capital contributions                                          2,645,600
  Offering expenses                                               (319,868)
                                                               -----------
             Net cash provided by financing activities           2,325,732
                                                               -----------

Net increase in cash and cash equivalents                        1,290,449
Cash and cash equivalents, beginning of period                           -
                                                               -----------

Cash and cash equivalent, end of period                    $     1,290,449
                                                               ===========





                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6
                       (A California Limited Partnership)
                        (A Development-Stage Partnership)

                       STATEMENT OF CASH FLOWS (CONTINUED)

           For the Period August 20, 1998 (date operations commenced)
                              to September 30, 1998


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the period August 20, 1998 (date operations commenced) to September 30, 1998 the Partnership incurred, but did not pay, $43,830 of payables to affiliates for acquisitions costs, and fees and offering expenses (see Note 3).

During the period August 20, 1998 (date operations commenced) to September 30, 1998 the Partnership incurred, but did not pay, $3,069,164 of payables to limited partnerships in connection with the acquisition of limited partnership interests.

During the period August 20, 1998 (date  operations  commenced) to September 30,
1998,   $278,000  of  capital   contributions  were  recorded  as  subscriptions
receivable.









                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Organization
------------
WNC Housing Tax Credit Fund, VI, L.P., Series 6 (the "Partnership") was formed under the California Revised Limited Partnership Act on March 3, 1997 and commenced operations on August 20, 1998. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements. The Partnership commenced operations August 20, 1998, consequently there is no Annual Report for prior years.

In the opinion of the management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and changes in cash flows for the period August 20, 1998 (date operations commenced) to September 30, 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns just less than 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, just less than 30% of the outstanding stock of WNC & Associates, Inc.

Allocations Under the Terms of the Partnership Agreement
--------------------------------------------------------

The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to the number of their respective units of limited partnership interest in the Partnership ("Units").

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 3 below) any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to the number of their respective Units) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

Method of Accounting For Investment in Limited Partnerships
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

Cash and Cash Equivalents
-------------------------
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling Units. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30, 1998:


            Investment balance,
              beginning of period                          $           -
            Investment in limited partnerships                 3,837,360
            Acquisition fees and costs                           231,867
            Amortization of capitalized
              acquisition costs                                     (472)
                                                             -----------
            Investment balance,
              end of period                                $   4,068,755
                                                             ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998


NOTE 3- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees up to 7% of the gross proceeds from the sale of Units. Acquisition fees of $204,575 were incurred during the period August 20, 1998 (date operations commenced) to September 30, 1998.

         An annual management fee not exceed .2% of the Partnership's invested assets (defined by the Partnership's Agreement of Limited Partnership as the Partnership's capital contributions to limited partnerships plus its allocable percentage of the permanent financing of the limited partnerships). The Partnership has incurred no such fees during the period August 20, 1998 (date operations commenced) to September 30, 1998.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1998:


       Acquisition fees                                           $  (38,772)
       Advances made for acquisition costs, organizational,
         offering and selling expenses                                82,602
                                                                    --------
           Total accrued fees and advances                       $    43,830
                                                                    ========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998


NOTE 4 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE
---------------------------------------------------

During the period August 20, 1998 (date operations commenced) to September 30, 1998, the Partnership accepted $107,500 in promissory notes from limited partners. Limited partners who subscribe for ten or more Units may elect to pay 50% of the purchase price therefore in cash upon subscription and the remaining 50% by the delivery of a promissory note bearing fixed interest at the rate of 5.10% per annum. Interest rates are established quarterly. Principal and interest are due (i) January 31, 1999 if the investor subscribes on or before June 30, 1998, (ii) June 30, 1999 if the investor subscribes between July 1, 1998 and December 31, 1998 or (iii) January 31, 2000 if the investor subscribes after December 31, 1998. This amount is presented as a reduction in partners' equity.

Subscriptions receivable of $278,000 has been received subsequent to September 30, 1998 and accordingly have been classified as an asset.

NOTE 5 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

The Partnership is raising equity capital from investors by means of its Offering, and is applying such capital, including the installment payments on the Promissory Notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, Reserves and expenses. As of August 20, 1998 the Partnership had received cash subscriptions funds of $1,424,500, thereby satisfying the minimum offering condition. As of September 30, 1998, the Partnership had received and accepted subscriptions in the amount of $3,030,000 (3,030 Units), of which $107,500 currently is represented by Promissory Notes.

As of September 30, 1998, the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $44,000. The component items of such indebtedness were as follows: advances to pay front-end fees of approximately $82,000 offset by approximately $39,000 accrued acquisition fees paid in advance.

As of November 1,1998 and as of September 30, 1998, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $1,769,000 and $769,000, respectively, and had commitments for additional capital contributions of approximately $2,069,000 and $3,069,000 respectively.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $1,290,400 for the period August 20, 1998 (date operations commenced) to September 30, 1998. This increase in cash consisted of cash provided by (used in) operating activities, investing activities and financing activities, of approximately $(2,100), ($1,033,200), and $2,325,700, respectively. Cash provided from financing activities consisted of capital contributions from limited partners of approximately $2,645,600 less offering expenses of approximately $319,900. Cash used by investing activities consisted of payment for purchase of partnership interests in limited partnerships and capitalized acquisitions costs of approximately $768,600 and $264,600, respectively. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.


It is not expected that any of the Local Limited Partnerships in which the Partnership will invest will generate cash from operations sufficient to provide distributions to the Unitholders in any significant amount, Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

 The Partnership will establish working capital Reserves of at least 3% of Capital Contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the Asset Management Fee as well as expenses attendant to the preparation of tax returns and reports to the Unitholders and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Promissory Notes, from which a portion of the working capital Reserves is expected to be funded. To the extend that working capital Reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The Partnership may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital Reserves.

 Under the Partnership Agreement the Partnership does not have the ability to assess the Unitholders for additional Capital Contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited Reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Unitholders), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in
(iii)  above).  There can be no  assurance  that funds from any of such  sources would be readily available in sufficient amounts to fund the capital requirements of the Local Limited Partnerships in question. If such Partnerships are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

 The Partnership's capital needs and resources are expected to undergo major changes during its first several years of operations as a result of the completion of its Offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments, except to the extent of proceeds received in payment of Promissory Notes and disbursed to Partnership the Partnership's deferred obligations.

Results of Operations
---------------------

As reflected on its Statements of Operations, the Partnership had a loss of approximately $2,000 for the period August 20, 1998 (date operations commenced) to September 30, 1998. The component items of revenue and expense are discussed below.

Revenue. The Partnership's revenues consisted entirely of interest earned on Promissory Notes and cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of Capital Contributions.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fee is equal to 0.2% of that portion of Invested Assets (i.e., the sum of the Partnership's investment in Local Limited Partnerships plus the Partnership's allocable share of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships) which are attributable to apartment units receiving government assistance.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Because the amounts of the Asset Management Fee and amortization expense primarily are determined by the gross proceeds from the Offering, and the number and size of Apartment Complexes, until termination of the Offering and investment of the net proceeds therefrom the Partnership cannot predict with any accuracy what these amounts will be.




Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

None.

Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

As of September 30, 1998 the Partnership has received subscriptions for 3,030 units of limited partnership interest ("Units"), for an aggregate amount of capital contributions of $3,030,000 in an offering which commenced on July 9, 1998. At September 30, 1998, the above capital contributions consisted of cash of $2,644,500, subscriptions receivable of $278,000 and notes receivable of $107,500. At September 30, 1998, approximately $396,000 was paid or due to WNC & Associates, Inc. or WNC Capital Corporation, affiliates, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $205,000 and wholesaling and other organization and offering expenses of approximately $104,000 which were reallowed to non-affiliates. At September 30, 1998, the Partnership has committed funds for the purchase of real estate in excess of amounts raised; approximately $4,061,000 is invested in Local Limited Partnership Interests or Reserves as follows:

                               Paid or to be paid to       Paid or to be paid to
                            General Partner or affiliate           others                    Total
                            ----------------------------- ----------------------     --------------------

Limited partnerships                                             $   3,837,000            $   3,837,000
Acquisition fees                    $     205,000                                               205,000
Acquisition costs                                                       27,000                   27,000
Reserves                                        0                            0                        0
                                       ----------                   ----------              -----------
Total                               $     205,000                $   3,864,000            $   4,069,000
                                       ==========                   ==========              ===========







Item 6.  Exhibits and Reports on Form 8-K
Exhibits
         None.

Reports on Form 8-K

Current report on Form 8-K dated August 11, 1998 was filed during the quarter ended September 30, 1998. The current report set forth information pertaining to the acquisition by the Partnership of one Limited Partnership interest under
Item 2, thereof and proforma financial information required by Article 11 of Regulation S-X were provided by the current report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6 and Series 6

By:   WNC & Associates, Inc.        General Partner



By:  /s/ John B. Lester, Jr.
  -----------------------------------------------------
John B. Lester, Jr.        President

Date: November 14, 1998



By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: November 14, 1998