Form 10-Q/A
period 1998-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 1998-11-25
CIK 1037156

AMENDMENT NO. 1 TO FORM 10-Q

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

(714) 662-5565
(Telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

                               INDEX TO FORM 10-Q/A

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
                               ==========       =========         ==========        ==========










                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                        (A Development-Stage Partnership)
                             STATEMENT OF CASH FLOWS

           For the Period August 20, 1998 (date operations commenced)
                             to September 30, 1998

Cash flows used by operating activities:
  Net loss                                                 $        (1,964)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Amortization                                                   472
        Change in other assets                                        (955)
                                                               -----------

             Net cash used in operating activities                  (2,443)
                                                               -----------

Cash flows used by investing activities:
  Investment in limited partners                                  (768,196)
  Acquisition fees and costs                                      (264,640)
                                                               -----------

             Net cash used in investing activities              (1,032,836)
                                                               -----------

Cash flows provided by financing activities:
  Capital contributions                                          2,644,500
  Offering expenses                                               (319,868)
                                                               -----------
             Net cash provided by financing activities           2,324,632
                                                               -----------

Net increase in cash and cash equivalents                        1,289,349
Cash and cash equivalents, beginning of period                       1,100
                                                               -----------

Cash and cash equivalent, end of period                    $     1,290,449
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









                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1998

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6
                       (A California Limited Partnership)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30, 1998:


   Investment balance,
     beginning of period                                    $           -
   Capital concributed to limited partnerships                    768,196
   Capital contributions payable to limited partnerships        3,069,164
   Acquisition fees and costs                                     231,867
   Amortization of capitalized
     acquisition costs                                               (472)
                                                              -----------
   Investment balance
     at September 30, 1998                                  $   4,068,755
                                                              ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6
                       (A California Limited Partnership)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998


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
                                                                    ========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998


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