Form 10-K/A
period 1998-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 1999-04-30
CIK 1037156

FORM 10-K/A
                                 AMENDMENT NO.1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-24111


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

California                                33-0745418
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)



              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. Inapplicable.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") was formed under the California Revised Limited Partnership Act on March 3, 1997 and commenced operations on August 20, 1998. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies ("Local Limited Partnerships") which will own and operate multi-family housing complexes that will qualify for low income housing tax credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns just less than 66.8% of the outstanding stock of Associates. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, just less than 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement (Commission File No. 333-24111) which was declared effective on June 23, 1997, a Prospectus dated June 23, 1997 and Supplements dated July 9, 1998, August 20, 1998, November 18, 1998 and December 23, 1998, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Units"), at a price of $1,000 per Unit. As of December 31, 1998, the Partnership had received and accepted subscriptions for 6,944 Units in the amount of $6,942,250, net of dealer discounts of $1,750, of which $262,500 was represented by promissory notes of the subscribers. Holders of Units are referred to herein as "Limited Partners."


Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Apartment Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by the First Amendment thereto ("Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Apartment Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Apartment Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in four Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. Three of these Local Limited Partnerships are expected to benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Apartment Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Apartment Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Apartment Complexes: difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership
Interests: limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Apartment Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Apartment Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

As of December 31, 1998, three of the Apartment Complexes were still under construction and one was partially under construction. The Apartment Complexes were being developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became the principal limited partner or non-managing member in these Local Limited Partnerships pursuant to arm's-length negotiations with the respective Local General Partners. As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Apartment Complexes. The following table reflects the status of the four Apartment Complexes as of December 31, 1998 and for the period then ended:


WNC Housing Tax Credit Fund VI, L.P. Series 6

                                                      ---------------------------------------------------------------------------
                                                                        As of December 31, 1998
                                                      ---------------------------------------------------------------------------
 Partnership    Location     General Partner Name     Number Occupancy    Total           Amount of    Low Income     Encumbrances
    Name                                               of                 Investment in   Investment     Housing       of Local
                                                      Units               Local Limited     Paid         Credits       Limited
                                                                          Partnerships                   Eligible     Partnerships
                                                                                                         Basis (1)
----------------------------------------------------------------------------------------------------------------------------------
Brighton      Edgefield, SC The Piedmont               44      73%        $   989,000    $   396,000    $      -        $   607,000
Ridge                       Foundation of South
Apartments,                 Carolina, Inc.
L.P.

Desloge       Desloge, MO   East Missouri Action       32       0%           1,063,000       872,000           -            634,000
Associates                  Agency, Inc.
I, L.P.

Trenton       Trenton, MO   MBL Development, Co.       32       0%           1,025,000       769,000           -                  -
Village
Apartments,
L.P.

United        Memphis, TN   Harold E. Buehler,         60       0%           2,813,000     2,119,000           -            539,000
Development                 Sr. and Jo Ellen
Co. L.P.                    Buehler
-97.0.
                                                       --       --          ----------    ----------          --            -------
                                                      168      19%        $  5,890,000   $ 4,156,000        $             1,780,000
                                                      ===      ===        ============   ===========          ==         ==========






                    -------------------------------  ----------------------------------
                      For the period August 20,         Low Income Housing Credits
                    1998 through December 31, 1998
                    -------------------------------  ----------------------------------
 Partnership Name   Rental         Net Income            Credits         Year to be
                    Income                            Allocated to     First Available
                                                      Partnership
---------------------------------------------------  ----------------------------------
Brighton Ridge      $  194,000         $     28,000      98.989%              1999
Apartments L.P.


Desloge Associates          -                     -      99.980%              1999
I, L.P.


Trenton Village             -                 8,000      99.890%              1999
Apartments, L.P.

United Development          -                25,000      99.980%              1999
 Co. L.P.-97.0.      --------          ------------      --------

                    $ 194,000          $     61,000
                    =========          ============


(1) The apartment complexes are under construction and cost certification has yet to be completed.

Trenton  (TRENTON):  Trenton  (population  6,000) is the  county  seat of Grundy
County, Missouri, and is located at the intersection of U.S. Highway 65 and State Highway 6, approximately 100 miles northeast of Kansas City. The major employers for Trenton residents are Nestle, USA (processed foods), Modine Manufacturing (radiators), and Wright Memorial (hospital). The general partner of TRENTON is MBL Development, Co. D. Kim Lingle is the president and owner of MBL Development, Co., which has the primary goal of developing and constructing affordable housing. Mr. Lingle has a background in banking and development. TRENTON is managed by Invesco Properties, Inc. which was formed in May 1998 by
D. Kim Lingle. Currently, Invesco Properties, Inc. manages seven properties consisting of 250 units in Missouri and Iowa, all of which qualify for the Low Income Housing Credit ("Tax Credit Properties").

Memphis (UNITED 97.0): Memphis (population 610,000) is in Shelby County, in the southwest corner of Tennessee, at the intersection of Interstate Highways 40 and
55. The major employers for Memphis residents are Federal Express Corporation, the U.S. Government, and the Memphis City Board of Education. The general partner of UNITED 97.0 is Harold E. Buehler, Sr. and Jo Ellen Buehler. UNITED
97.0 is managed by Buehler Enterprises, Inc., a Tennessee corporation which was formed in 1984 by Harold E. Buehler, Sr. Buehler Enterprises, Inc. currently manages approximately 200 units consisting primarily of single-family homes and duplexes in Memphis.

Brighton (BRIGHTON): Brighton (population 2,500) is in Edgefield County, South Carolina, on U.S. Highway 25, approximately 25 miles north of Augusta. The major employers for Edgefield residents are Milliken & Co. (fabrics), Riegel Mount Vernon Mills (linens) and Menardi-Criswell (filters). The general partner of BRIGHTON is The Piedmont Foundation of South Carolina, Inc., a South Carolina non-profit corporation ("Piedmont") which was formed in 1996 for the purpose of increasing the supply and improving the quality of housing for low- and moderate-income families in South Carolina by supporting or sponsoring the development of decent, affordable housing units. Insignia Residential Group, L.P., the property manager for BRIGHTON, currently manages over 1,400 properties, 37 of which are currently receiving Low Income Housing Credits. The company has been managing properties for 14 years; Tax Credit Properties for nine years.

Desloge (DESLOGE): Desloge (population 4,900) is in St. Francois County, in southeast Missouri on State Route 8, near the intersection with U.S. Highway 67. The major employers for Desloge residents are U.S. Tool Grinding (drill and tool manufacturer), Flat River Glass (pharmaceutical glass manufacturer) and Super Value, Inc. (distribution). East Missouri Action Agency, Inc., the general partner of DESLOGE, has been involved in the administration and management of five affordable housing developments. Lockwood Realty, Inc., a Missouri corporation, the property manager for DESLOGE, has been managing property for 15 years. It currently manages approximately 250 properties consisting of more than 6,000 apartment units. Sixty-four of these properties, consisting of more than 1,500 apartment units, are receiving Low Income Housing Credits.


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

(b) At December 31, 1998, there were 393 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received no Low Income Housing Credits in 1998.

Item 5b.

The Partnership is conducting an offering pursuant to a registration statement (Commission File No. 333-24111) declared effective on June 23, 1997 and a Prospectus dated June 23, 1997, and Supplements dated November 18, 1998, and December 23, 1998. As of December 31, 1998 the Partnership had received subscriptions for 6,944 Units, for an aggregate amount of capital contributions of $6,942,250, net of dealer discounts of $1,750, in an offering which commenced on July 9, 1998. At December 31, 1998, the above capital contributions consisted of cash of $5,648,835, subscriptions receivable of $1,030,915 and notes receivable of $262,500. At December 31, 1998, approximately $866,800 was paid or due to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $462,800 and wholesaling and other organization and offering expenses of approximately $212,700, which were paid, or will be paid, to non-affiliates.

The Partnership has committed funds for the purchase of real estate in excess of amounts raised. At December 31, 1998, approximately $6,383,200 is or will be invested in Local Limited Partnership Interests or Reserves as follows:

                             Paid or to be
                           paid to General       Paid or
                                Partner or       to be paid
                                 affiliate       to others         Total
                          -----------------     ------------    -----------

Acquisition fees           $      464,500       $        -      $   464,500
Acquisition costs                       -           28,800           28,800

Local Limited                           -        5,889,900        5,889,900
Partnerships
Investments in                          -                -                -
 reserves or
 available to be
 invested                      ----------      ------------   -------------

Total                      $      464,500      $ 5,918,700     $  6,383,200
                           ===============    =============    ============

 Item 6.  Selected Financial Data

                            Balance Sheet Information

                                December 31, 1998


ASSETS

Cash and cash equivalents                                $       372,505
Subscriptions receivable                                       1,030,915
Investments in limited partnerships, net                       6,440,762
Other assets                                                      50,000
                                                          --------------

                                                         $     7,894,182
                                                         ===============

LIABILITIES

Payables to limited partnerships                         $     1,734,427
Other liabilities                                                286,592
                                                         ---------------

                                                               2,021,019

PARTNERS' EQUITY                                               5,873,163
                                                         ---------------

                                                         $     7,894,182

                                                         ===============

                             Results From Operations

                   August 20, 1998 (Date Operations Commenced)

                            Through December 31, 1998


Loss from operations                                         $   (1,501)

Equity in income from limited
  partnerships                                                   60,610
                                                             ----------

Net income                                                  $    59,109
                                                             ==========

Net income allocated to:
   General partner                                          $       591
                                                             ==========
   Limited partners                                         $    58,518
                                                            ===========

Net income per limited partner unit                         $     16.38
                                                            ===========

Outstanding weighted limited partner units                  $     3,573
                                                            ===========


Low income housing credit per limited partner unit (for the period ended December 31, 1998):

Unit credit:                    Federal                     $         -
                                State                                 -
                                                            -----------
                                Total                       $         -
                                                            ===========


                             Cash Flows Information

                   August 20, 1998 (Date Operations Commenced)

                            Through December 31, 1998


Net cash provided by (used in):

Operating activities                                  $           1,554

Investing activities                                         (4,525,457)

Financing activities                                          4,896,408
                                                      -----------------

Net change in cash and cash                                     372,505
equivalents

Cash and cash equivalents, beginning                                  -
of period                                             -----------------

Cash and cash equivalents, end of period             $          372,505
                                                     ==================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $372,000 in cash, subscriptions receivable from the sale of Units totaling $1,031,000 and aggregate investments in four Local Limited Partnerships of $6,441,000. Liabilities at December 31, 1998 primarily consisted of $1,734,000 of estimated future capital contributions to the Local Limited Partnerships.

The Partnership will offer Units for sale to the public until no later than June 23, 1999, at which time total limited partner capital raised is expected to be between $15,000,000 and $20,000,000 ($6,942,250 raised at December 31, 1998).

Results of Operations

The Partnership commenced operations on August 20, 1998. As a result, there are no comparative results of operations or financial condition from prior periods to report. Net income for the period ended December 31, 1998 was principally composed of equity in income from the Local Limited Partnerships; such income primarily consisting of interest income. Three of the four Local Limited Partnerships were under construction at December 31, 1998 and the fourth Local Limited Partnership commenced operations just prior to December 31, 1998; accordingly, there were no Low Income Housing Credits available for allocation to the partners.

Cash Flows

Cash flows provided by operating activities for the period ended December 31, 1998 included interest income from cash investments less miscellaneous costs of operations. Cash flows provided by financing activities for the period ended December 31, 1998, primarily consisted of proceeds from the sale of Units of $6,942,000, net of promissory notes of $263,000 and $867,000 in offering costs. Cash flows used in investing activities substantially consisted of capital contributions paid to Local Limited Partnerships of $4,155,000 and capitalized acquisition fees and costs totaling $493,000.

Since December 31, 1998 the Partnership has raised equity capital sufficient to satisfy all of its identified obligations. In this regard, the Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all future cash requirements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
NONE

Item 8. Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity
(deficit) and cash flows for the period August 20, 1998 (date operations commenced) through December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnership or the limited liability corporation in which WNC Housing Tax Credit Fund VI, L.P., Series 6 is a limited partner and investor member, respectively. These investments, as discussed in
Note 3 to the financial statements, are accounted for by the equity method. The investments in these entities represented 82% of the total assets of WNC Housing Tax Credit Fund VI, L.P., Series 6 at December 31, 1998. Substantially all of the financial statements of the limited partnership were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the period August 20, 1998 (date operations commenced) through December 31, 1998, in conformity with generally accepted accounting principles.




                                                BDO SEIDMAN, LLP

Orange County, California
April 12, 1999

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                  BALANCE SHEET

                                December 31, 1998




                                                                     1998
                                                                  ------------

ASSETS

Cash and cash equivalents                                       $   372,505
Subscriptions receivable (Note 8)                                 1,030,915
Investments in limited partnerships, net (Note 3)                 6,440,762
Loan receivable (Notes 2 and 9)                                      50,000
                                                               ------------

                                                                $ 7,894,182


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                    $ 1,734,427
   Loan payable (Note 6)                                            113,269
   Accrued fees and advances due to General Partner
    and affiliate (Note 4)                                          173,323
                                                                 ----------

      Total liabilities                                           2,021,019

Commitments and contingencies (Note 9)

Partners' equity (deficit):
   General partner                                                   (7,977)
   Limited partners ;25,000 units authorized; 6,944
     units outstanding at December 31, 1998 (Note 10)             5,881,140
                                                                 ----------

      Total partners' equity                                      5,873,163
                                                                  ---------

                                                                $ 7,894,182
                                                                ===========


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


                                                                     1998
                                                                  ------------

Interest income                                                    $   6,003
                                                                    --------

Operating expenses:
   Amortization                                                        3,055
   Other                                                               4,449
                                                                    --------

      Total operating expenses                                         7,504

Loss from operations                                                  (1,501)

Equity in income from limited partnerships (Note 3)                   60,610
                                                                    --------

Net income                                                         $  59,109
                                                                    ========

Net income allocated to:
   General partner                                                 $     591
                                                                    ========
   Limited partners                                                $  58,518
                                                                    ========

Net income per limited partner unit                                $   16.38
                                                                    ========

Outstanding weighted limited partner units                             3,573
                                                                       =====



          See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


                                         General         Limited
                                          Partner        Partners       Total
                                         -----------   -----------   -----------

Contribution from general partner on
 August 20, 1998                        $       100   $     1,000   $     1,100

Sale of limited partnership units,
 net of discounts of $1,750                       -     6,942,250     6,942,250

Sale of limited partnership units issued
 for promissory notes receivable (Note 8)         -      (262,500)     (262,500)

Offering expenses                            (8,668)     (858,128)     (866,796)

Net income                                      591        58,518        59,109
                                         ----------     ---------      --------
Partners' equity (deficit) at
   December 31, 1998                     $   (7,977)  $ 5,881,140   $ 5,873,163
                                         ===========    ==========   ===========









                 See accompanying notes to financial statements
                                      FS-4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


                                                                     1998
                                                                  ------------

Cash flows from operating activities:
   Net income                                                      $   59,109
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization                                                       3,055
     Equity in income from limited partnerships                       (60,610)
                                                                   ----------

Net cash provided by operating activities                               1,554
                                                                   ----------

Cash flows from investing activities:
   Investments in limited partnership, net                         (4,155,453)
   Loan receivable                                                    (50,000)
   Capitalized acquisition costs and fees                            (493,327)
   Accrued and unpaid acquisition fees and advances due to
     affiliate of general partner                                     173,323
                                                                   ----------
Net cash used in investing activities                              (4,525,457)
                                                                   ----------

Cash flows from financing activities:
   Initial partner contributions                                        1,100
   Sale of limited partner units                                    6,679,750
   Subscriptions receivable                                        (1,030,915)
   Offering expenses                                                 (866,796)
   Increase in loan payable                                           113,269
                                                                    ---------

Net cash provided by financing activities                           4,896,408
                                                                    ---------

Net change in cash and cash equivalents                               372,505

Cash and cash equivalents, beginning of period                              -
                                                                    ---------

Cash and cash equivalents, end of period                           $  372,505
                                                                    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest                                                      $        -
                                                                    =========
     Income taxes                                                  $      800
                                                                    =========



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") was formed under the California Revised Limited Partnership Act on March 3, 1997, and commenced operations on August 20, 1998. Prior to August 20, 1998, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships ("the Local Limited Partnerships") which will own and operate apartment complexes (the "Apartment Complexes") that will qualify for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

The general partner is WNC & Associates, Inc. ("WNC" or the "General Partner"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership shall continue in full force and effect until December 31, 2052, unless terminated prior to that date, pursuant to the Partnership Agreement or law.

Pursuant to the Partnership agreement, the Partnership is authorized to sell 25,000 Units at $1,000 per Unit ("Units") of which 6,944 Units in the amount of $6,942,250, net of discounts of $1,750 for volume purchases, had been sold as of December 31, 1998 (Note 10). The General Partner has a 0.1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 4), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Apartment Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Apartment Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Apartment Complexes: difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership
Interests: limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Apartment Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Apartment Complex and low income housing credits. As a limited

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and amortized over 15 years (see Note 3).

Losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. Through December 31, 1998, the Partnership incurred offering expenses and selling expenses of $403,991 and $462,805, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. Cash equivalents consist of a money market account.

Concentration of Credit Risk

As of December 31, 1998, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Income Per Limited Partner Unit

Net income per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per unit includes no dilution and is computed by dividing income available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

NOTE 2 - LOAN RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (8.25% at December 31, 1998). A loan receivable with a balance of $50,000 at December 31, 1998 was collectible from one Local Limited Partnership, in which an interest was acquired subsequent to December 31, 1998 (see Note 9).

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1998, the Partnership had acquired interests in four Local Limited Partnerships, each of which owns one Apartment Complex consisting of an aggregate of 168 apartment units. As of December 31, 1998, construction or rehabilitation of all of the apartment complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses of the Local Limited Partnerships upon its acquisition of such investments.

The Partnership's investment in Local Limited Partnerships as shown in the balance sheet as of December 31, 1998 is approximately $2,043,000 greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and are being amortized over 15 years and certain capital contributions accrued but not paid (see Note 5).

Following is a summary of the equity method activity of the investment in the Local Limited Partnerships for the period August 20, 1998 through December 31, 1998:



Capital contributions paid, net                            $4,155,453

Capital contributions to be paid                            1,734,427

Capitalized acquisition fees and costs                        493,327

Equity in income of limited partnership                        60,610

Amortization of acquisition fees and costs                     (3,055)
                                                            ---------

                                                           $6,440,762
                                                           ==========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Approximate  combined  condensed  financial   information  from  the  individual
financial statements of the Local Limited Partnerships at December 31, 1998 and for the period then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

ASSETS


Land                                                          $    433,000
Construction in progress                                         1,748,000
Buildings and improvements, (net of
  accumulated depreciation of $25,000)                             901,000

Other assets (including due from
  affiliates of $265,000)                                        4,114,000
                                                                 ---------

                                                               $ 7,196,000
                                                               ===========

LIABILITIES AND PARTNERS' EQUITY

Construction loans and mortgage payable                        $ 1,780,000
Other liabilities (including due to
  related parties of $ 80,000)                                     137,000
                                                                 ---------
Total liabilities                                                1,917,000
                                                                 ---------
PARTNERS' CAPITAL
WNC Housing Tax Credit Fund VI, L.P., Series 6                   4,398,000
Other partners                                                     881,000
                                                                ----------
                                                                 5,279,000
                                                                ----------
                                                              $  7,196,000
                                                              ============

                   COMBINED CONDENSED STATEMENT OF OPERATIONS


Revenues                                                      $    236,000

Expenses                                                           175,000
                                                              ------------
Net income                                                    $     61,000
                                                              ============

Net income allocable to Partnership                           $     61,000
                                                              ============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

      Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. Through December 31, 1998, the Partnership incurred acquisition fees of $464,555. Accumulated amortization of these capitalized costs was $2,760 at December 31, 1998.

      Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements will not exceed 1.5% of the gross proceeds. As of December 31, 1998, the Partnership incurred acquisition costs of $28,772 which have been included in limited partnership investments. Accumulated amortization was $295 at December 31, 1998.

      An annual asset management fee equal to the greater amount of (i) $ 2,000 for each Apartment Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, as defined. As of December 31, 1998, asset management fees had not been incurred.

      A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due the General Partner and affiliate consist of the following at December 31, 1998:

                                                                   1998
                                                                  -------

Acquisition fees                                              $   135,103

Advances due to affiliate made for acquisition costs,
   organizational, offering and selling expenses                   38,220

Accrued asset management fees                                           -
                                                                ---------
                                                              $   173,323
                                                              ===========

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are non-interest bearing, are payable in installments and are due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


NOTE 6 - LOAN PAYABLE

The Partnership has a $1,000,000 line-of-credit with a bank which expires June 1, 1999. The line bears interest at the prime rate plus 0.50% (8.25% at December 31, 1998) and is secured by subscriptions receivable and guaranteed by WNC.

NOTE 7 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 8 - SUBSCRIPTIONS AND NOTES RECEIVABLE

As of December 31, 1998, the Partnership had received subscriptions for 1,293 units which included subscriptions receivable of $1,030,915, net of dealer discounts, and promissory notes receivable of $262,500. Limited partners who subscribed for ten or more units of Local Limited Partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 5.5% per annum, due no later than 13 months after the subscription date. Since the promissory notes had not been collected prior to the issuance of the financial statements, the unpaid balance was reflected as a reduction of partners' equity in the financial statements as of December 31, 1998.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Subsequent to December 31, 1998, the Partnership acquired two limited partnership interests which required capital contributions totaling approximately $918,000, of which $50,000 has been advanced as of December 31, 1998 and has been reflected in loan receivable in the balance sheet (see Note 2) and $495,000 had been contributed subsequent to December 31, 1998. The Partnership is negotiating to acquire two additional limited partnership interests which would commit the Partnership to additional capital contributions of approximately $3,160,000, of which $1,044,000 has been advanced subsequent to December 31, 1998.

NOTE 10 - SUBSEQUENT EVENT

From  January  1,  1999  through  April  12,  1999,  the  Partnership   received
subscriptions for an additional 5,534 units, for which it has received cash totaling $5,213,000.

17 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      (a)(1) (i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

                   (ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

            (iii) The decision to change accountants was approved by the board of directors of WNC & Associates, Inc., the general partner of the Partnership.

             (iv) During the last two fiscal years and subsequent interim period of the Partnership there were no disagreements between Corbin & Wertz and the Partnership on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of the nature described in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K.

            (v) During the last two fiscal years and subsequent interim period of the Partnership there were no reportable events of the nature described in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K.

      (a)(2) On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

PART III.

 Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

      The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred
N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

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

      Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial
Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued to or paid to the General Partner or its affiliates as of December 31, 1998 approximately $866,800 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $675,500 was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through December 31, 1998, the aggregate amount of acquisition fees paid or accrued was approximately $464,500.

(c) Acquisition Expense. The Partnership accrued to or paid to the General Partner or its affiliates for acquisition expense expended by such persons on behalf of the Partnership of approximately $28,800. The limit on this reimbursement is 1.5% of Gross Proceeds

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited
Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Apartment Complexes. No annual asset management fees have been paid.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $3,000 through December 31, 1998.

(f) Subordinated Disposition Fee. The Partnership will pay a subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2008, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(g) Interest in Partnership. The General Partner will receive 0.1% of the Partnership's allocated Low Income Housing Credits. No Low Income Housing Credits have been allocated.

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

Item 13.  Certain Relationships and Related Transactions

All of the Partnership's affairs are managed by the General Partner. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)      Financial statements included in Part II hereof:

      Independent Auditor's Report
      Balance Sheet, December 31, 1998
      Statement of Operations for the Period August 20, 1998 (Date Operations
        Commenced) Through December 31, 1998
      Statement of Partners' Equity (Deficit) for the Period August 20, 1998
        Operations Commenced) Through December 31, 1998
      Statement of Cash Flows for the Period August 20, 1998 (Date Operations
        (Date Commenced) Through December 31, 1998
      Notes to Financial Statements

(a)(2)      Financial statement schedules included in Part IV hereof:

      Report of Independent Certified Public Accountants on Financial Statements
        Schedules
      Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)      Exhibits.

3.1 Agreement of Limited Partnership dated as of March 3, 1997, filed as Exhibit
3.1 to Post-Effective Amendment No. 1 to the Registration Statement, is hereby incorporated herein as Exhibit 3.1.

3.2 First Amendment to Agreement of Limited Partnership dated as of August 29, 1997 filed as Exhibit 3.2 to Post-Effective Amendment No. 6 to registration Statement, is hereby incorporated herein as Exhibit 3.2.

10.1 Amended and Restated Agreement of Limited Partnership of Trenton Village Apts., L.P. filed as exhibit 10.1 to the current report on Form 8-K dated August 11, 1998, is herein incorporated by reference herein as Exhibit 10.1.

10.2 Second Amended and Restated Agreement of Limited Partnership of United Development Co., L.P.-97.0. filed as Exhibit 10.1 to the amendment to the current report on Form 8-K/A dated September 22, 1998, is herein incorporated herein by reference as Exhibit 10.2.

10.3 First Amendment to the Amended and Restated Agreement of Limited Partnership of United Development Co., L.P. -97.0 filed as Exhibit 10.2 to the amendment to the current report on Form 8-K/A dated September 22, 1998 is hereby incorporated herein by reference as Exhibit 10.3.

10.4 Amended and Restated Agreement of Limited Partnership of Desloge Associates I, L.P. filed as Exhibit 10.1 to the current report on Form 8-K dated December 11, 1998, is herein incorporated by reference herein as Exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of Brighton Ridge Apartments, L.P. filed as Exhibit 10.1 to the amendment to the current report on Form 8/KA dated December 28, 1998, is herein incorporated by reference as
Exhibit 10.5.

10.6  First  Amendment  to  the  Amended  and  Restated   Agreement  of  Limited
Partnership of Brighton Ridge Apartments, L.P. filed as Exhibit 10.2 to the amendment to the current report on Form 8K/A dated December 28, 1998, is hereby incorporated by reference herein as Exhibit 10.6.

10.7 Second Amendment to the Amended and Restated Agreement of Limited Partnership of Brighton Ridge Apartments, L.P. filed as Exhibit 10.3 to the amendment to the current report on Form 8K/A dated December 28, 1998, is hereby incorporated by reference herein as Exhibit 10.7.

21.1 Financial statements of United Development Co., L.P. - 97.0 (60 Homes) for the year ended December 31, 1998, together with auditors report thereon, a significant subsidiary of the Partnership.

(b) Reports on Form 8-K.
    --------------------

1. A Form 8-K dated September 22, 1998 was filed on October 7, 1998 reporting the acquisition of a Local Limited Partnership Interest under Item 2. No financial statements were included.

2.    A Form 8-K/A was filed on October 14, 1998  amending the Form 8-K filed on
      October  7,  1998.  Pro  forma   financial   information   respecting  the
      acquisition was included.

3. A Form 8-K/A was filed on October 16, 1998 amending the Form 8-K filed on October 7, 1998. No financial statements were included.

4. A Form 8-K dated December 16, 1998 was filed on December 22, 1998 reporting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

5. A Form 8-K dated December 11, 1998 was filed on December 23, 1998 reporting the acquisition of a Local Limited Partnership Interest under
      Item 2. Pro forma financial information respecting the acquisition was included.

 (c) All exhibits except 21.1 are incorporated herein by reference.
     --------------------------------------------------------------

 (d) Financial statements schedule follows.
     --------------------------------------

              Report of Independent Certified Public Accountants on
                          Financial Statements Schedule


To the Partners
WNC Housing tax credit Fund VI, L.P., Series 6


The audit referred to in our report dated April 12, 1999, relating to the 1998 financial statements of WNC Housing tax credit Fund VI, L.P., Series 6, which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.





                                                          BDO SEIDMAN, LLP


Orange County, California
April 12, 1999


                                     FSS-1


WNC  Housing  Tax  Credit  Fund  VI,  L.P.
Series 6
Schedule III, Page 1 of 2
Real   Estate   Owned  by  Local   Limited
Partnerships
                             ---------------------------------------------------------------------------------------
                                                                 As of December 31, 1998
                             ---------------------------------------------------------------------------------------
                                  Investment in Local
                                  Limited Partnerships
                             ---------------------------------------------------------------------------------------

Partnership Name  Location    Committed      Paid to Date   Encumbrances   Property       Accumulated       Net Book
                                                                and        Depreciation      Value
                                                            Equipment
--------------------------------------------------------------------------------------------------------------------
Brighton Ridge   Edgefield,  $    989,000    $   396,000    $   607,000    $  1,304,000   $   25,000      $  1,279,000
Limited          SC
Partnership

Desloge          Desloge, MO    1,063,000        872,000        634,000        135,000             -           135,000
L.P.

Trenton Village  Trenton, MO   1,025,000         769,000              -        728,000             -           728,000
Apartments, L.P.

United           Memphis, TN    2,813,000      2,119,000        539,000        940,000             -           940,000
Development Co.
97.0, L.P                      ----------     ----------       --------       --------       -------       -----------

                             $  5,890,000    $ 4,156,000   $  1,780,000    $  3,107,000    $  25,000      $  3,082,000

                               ==========    ===========   ============    ============    =========      ============

                           -------------------------------------------------------------------
                                 For the period August 20, 1998 through December 31, 1998
                           -------------------------------------------------------------------

     Partnership Name        Rental         Net          Year Investment       Estimated
                             Income        Income           Acquired          Completion Date
----------------------------------------------------------------------------------------------
Brighton Ridge Limited      $ 194,000      $  28,000            1998               1999
Partnership


Desloge Associates I, L.P.          -             -             1998               1999


Trenton Village                     -          8,000            1998               1999
Apartments, L.P.

United Development Co.              -         25,000            1998               1999
97.0, L.P                  ----------      ---------
                            $ 194,000      $  61,000
                            =========      =========


             See Report of Independent Certified Public Accountants
                        on Financial Statement Schedule
                                     FSS-2


WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III, Page 2 of 2
                            ------------------------------------------------------------------------------------
Property and Equipment Analysis
                            -------------------------------------------------------------------------------------------------------
                                               For the period August 20, 1998 through
                                                          December 31, 1998
                            -------------------------------------------------------------------------------------------------------
                            -------------------------------------------------------------------------------------------------------
                            Balance                                                            Cost of
                               at      Acquisitions                                 Other      Real Estate    Other       Balance
Partnership Name            8/20/98    Foreclosure      Other       Improvements    Additions   Sold         Deductions   12/31/98

-----------------------------------------------------------------------------------------------------------------------------------
Brighton Ridge Limited     $      -     $       -      $   72,000    $ 1,232,000    $      -     $      -    $       -   $ 1,304,000
  Partnership

Desloge Associates I,             -             -          50,000         85,000           -            -            -       135,000
  L.P.

Trenton Village                   -             -          55,000        673,000           -            -            -       728,000
  Apartments, L.P.

United Development Co.            -             -         255,000        685,000           -            -            -       940,000
  97.0, L.P
                           --------       --------      ---------     ----------    --------     --------   ----------   -----------

                           $      -     $       -      $  432,000    $ 2,675,000   $       -     $          $        -   $ 3,107,000
                           ========     ==========      ===========  ===========   =========     ========   ==========    ==========



Accumulated Depreciation
Analysis
                            ----------------------------------------------------------------------------
                                 For the period August 20, 1998 through December 31, 1998
                            ----------------------------------------------------------------------------
                                                            Accumulated                       Balance
                            Balance      Depreciation       Depreciation
     Partnership Name       8/20/98        Expense         on Property Sold       Other       12/31/98
--------------------------------------------------------------------------------------------------------
Brighton Ridge Limited      $     -     $   25,000      $             -           $      -     $  25,000
Partnership


Desloge Associates I, L.P.        -             -                     -                                -


Trenton Village                   -             -                     -                  -             -
Apartments, L.P.

United Development Co.            -             -                     -                  -             -
97.0, L.P
                            -------     --------            -----------           ---------   ----------

                            $     -     $       -        $            -           $            $  25,000
                           ========     =========        ==============           =========    =========



             See Report of Independent Certified Public Accountants
                        on Financial Statement Schedule
                                      FSS-3

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:  WNC & Associates, Inc.   General Partner



By:  /s/ John B. Lester, Jr.
      John B. Lester, Jr.     President of WNC & Associates, Inc.
Date: April 29, 1999


By:  /s/ Michael L. Dickenson
     Michael L. Dickenson           Vice-President - Chief Financial Officer
                                        of WNC & Associates, Inc.
Date: April 29, 1999



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.  Chairman of the Board of WNC & Associates, Inc.

Date: April 29, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr.     Director of WNC & Associates, Inc.

Date: April 29, 1999


By:  /s/ David N. Shafer
David N Shafer          Director of WNC & Associates, Inc.

Date: April 29, 1999