Form 10-K/A
period 1998-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 1999-07-23
CIK 1037156

FORM 10-K/A
                                 AMENDMENT NO.2

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity
(deficit) and cash flows for the period August 20, 1998 (date operations commenced) through December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner, were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the accompanying financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 42% of the total assets of the Partnership at December 31, 1998. Our opinion, insofar as it relates to the amounts included in the accompanying financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:  WNC & Associates, Inc.   General Partner



By:  /s/ John B. Lester, Jr.
      John B. Lester, Jr.     President of WNC & Associates, Inc.
Date: July 23, 1999


By:  /s/ Michael L. Dickenson
     Michael L. Dickenson           Vice-President - Chief Financial Officer
                                        of WNC & Associates, Inc.
Date: July 23, 1999



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.  Chairman of the Board of WNC & Associates, Inc.

Date: July 23, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr.     Director of WNC & Associates, Inc.

Date: July 23, 1999


By:  /s/ David N. Shafer
David N Shafer          Director of WNC & Associates, Inc.

Date: July 23, 1999