Form 10-K
period 1999-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 1999-08-25
CIK 1037156

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     O    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                            For the fiscal year ended

                                       OR

   X    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from January 1, 1999 to March 31, 1999

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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No X

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

                                  INAPPLICABLE

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on March 3, 1997 and commenced operations on August 20, 1998. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes that are eligible for Federal low income housing tax credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement which was declared effective on June 23, 1997, a Prospectus dated June 23, 1997 and Supplements thereto, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Units"), at a price of $1,000 per Unit. As of March 31, 1999, the Partnership had received and accepted subscriptions for 11,776 Units in the amount of $11,738,335, net of dealer discounts of $10,360 and volume discounts of $27,305, of which $494,000 was represented by promissory notes of the subscribers ($185,000 of which had been collected by August 10, 1999) and $703,375 was represented by subscriptions collected subsequent to March 31, 1999. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by the First Amendment thereto ("Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 1999, the Partnership had invested in six Local Limited Partnerships. Each of these Local Limited Partnerships owns an Housing Complex that is or is expected to be eligible for the Federal Low Income Housing Credit, except for one Local Limited Partnership which owns three Housing Complexes. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes: difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests: limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

As of March 31, 1999, three of the Housing Complexes were still under construction and one was partially under construction. The Housing Complexes were being developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The four Housing Complexes acquired in two Local Limited Partnerships during the three months ended March 31, 1999 were acquired for rehabilitation and were already operating at the respective dates of acquisition. The rehabilitations were not complete at March 31, 1999. The Partnership became the principal limited partner or non-managing member in these Local Limited Partnerships pursuant to arm's-length negotiations with the respective Local General Partners. As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complex.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the eight Housing Complexes in six Local Limited Partnerships as of the dates and for the periods indicated:



                                                              ----------------------------  ----------------------------------------
                                                                   As of March 31, 1999             As of December 31, 1998
                                                              ----------------------------  ----------------------------------------
                                                              Partnership's     Amount of                  Estimated    Encumbrances
                                                              Total Investment  Investment  Number         Low Income   of Local
                                                              in Local Limited  Paid to     of      Occu-  Housing      Limited
Partnership Name    Location        General Partner Name      Partnerships      Date        Units   pancy  Credits (1)  Partnerships
--------------------------------------------------------------------------------------------- --------------------------------------
Brighton Ridge      Edgefield,      The Piedmont Foundation
Apartments, L.P.    South Carolina  of South Carolina, Inc.  $    989,000  $   396,000       44      73%  $       -    $    607,000

Desloge Associates  Desloge,        East Missouri Action
I, L.P.             Missouri        Agency, Inc.                1,063,000      872,000       32       0%          -         634,000

Ottawa I, L.P.      Oglesby,        Michael K. Moore              403,000      282,000        -       -           -               -
                    Illinois

Preservation        Pontiac and     Michael K. Moore and
Partners I, L.P.    Taylorville,    Affordable Housing
                    Illinois        Development Fund, Inc.        514,000      232,000        -       -           -               -

Trenton Village     Trenton,        MBL Development, Co.        1,025,000      769,000       32       0%          -               -
Apartments, L.P.    Missouri

United Development  Memphis,        Harold E. Buehler, Sr.
Co.,  L.P. - 97.0.  Tennessee       and Jo Ellen Buehler        2,813,000    2,119,000       60       0%          -         539,000
                                                               ----------   ----------     ----      ---   --------      ----------
                                                             $  6,807,000  $ 4,670,000      168      19%  $       -    $  1,780,000
                                                               ==========   ==========     ====      ===   ========      ==========


(1) The apartment complexes are under construction and cost certification has yet to be completed.

                            ----------------------------------------  ----------------------------------------------
                                 For the period August 20, 1998
                                    through December 31, 1998                     Low Income Housing Credits
                            ----------------------------------------  ----------------------------------------------
                                                                              Credits Allocated     Year to be First
Partnership Name                 Rental Income            Net Income          to Partnership        Available
--------------------------------------------------------------------  ----------------------------------------------
Brighton Ridge Apartments L.P.      $  194,000            $   28,000                   98.989%                  1999

Desloge Associates I, L.P.                   -                     -                   99.890%                  1999

Ottawa I, L.P.                               -                     -                   99.980%                  1999

Preservation Partners I, L.P.                -                     -                   99.980%                  1999

Trenton Village Apartments, L.P.             -                 8,000                   99.980%                  1999

United Development Co. L.P.-97.0.            -                25,000                   99.980%                  1999
                                      --------                ------
                                    $  194,000            $   61,000
                                      ========                ======


                                       6

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 1999, there were 613 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received no Low Income Housing Credits in 1998.

Item 5b.

The Partnership is conducting an offering pursuant to a registration statement (Commission File No. 333-24111) declared effective on June 23, 1997 and a Prospectus dated June 23, 1997, and Supplements thereto. As of March 31, 1999 the Partnership had received subscriptions for 11,776 Units, for an aggregate amount of capital contributions of $11,738,335, net of dealer discounts of $10,360 and volume discounts of $27,305, in an offering which commenced on July 9, 1998. At March 31, 1999, the above capital contributions consisted of cash of $10,540,960, subscriptions receivable of $703,375 and notes receivable of $494,000. At March 31, 1999, approximately $1,478,935 was paid or due to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $713,669 and wholesaling and other organization and offering expenses of approximately $765,266, which were paid, or will be paid, to non-affiliates.

The Partnership has committed funds for the purchase of real estate in excess of amounts raised. At March 31, 1999, approximately $10,259,400 is or will be invested in Local Limited Partnership Interests or Reserves as follows:

                                                    Paid or to be
                                                    Paid to General
                                                    Partner or              Paid or to be
                                                    Affiliate               Paid to Others            Total
                                                    ----------------      ----------------      -----------------
Acquisition fees as of March 31, 1999             $          789,740                     -    $           789,740
Acquisition costs as of March 31, 1999                             -                51,848                 51,848
Local Limited Partnerships                                         -             6,807,425              6,807,425
Deposits paid to Local Limited Partnerships
  which were subsequently acquired                                 -             1,043,530              1,043,530
Investments in reserves or
  available to be invested                                         -             1,566,857              1,566,857
                                                    ----------------      ----------------      -----------------
Total                                             $          789,740    $        9,469,660    $        10,259,400
                                                    ================      ================      =================

                                       7

Item 6.  Selected Financial Data

Selected Balance Sheet information for the Partnership is as follows:

                                                March 31,           December 31,
                                                  1999                  1998
                                                ---------           ------------
ASSETS
Cash and cash equivalents               $        2,690,665    $         372,505
Subscriptions receivable                           893,370            1,030,915
Investments in limited
  partnerships, net                              7,748,624            6,440,762
Other assets                                     1,043,530               50,000
                                            --------------        -------------
                                        $       12,376,189    $       7,894,182
                                            ==============        =============

LIABILITIES
Payables to limited partnerships        $        2,137,275    $       1,734,427
Loan payable                                             -              113,269
Accrued fees and expenses due to
  general partner and affiliates                   184,291              173,323

PARTNERS' EQUITY                                10,054,623            5,873,163
                                            --------------        -------------
                                        $       12,376,189    $       7,894,182
                                            ==============        =============

Selected results of operations, cash flows and other information for the Partnership is as follows for the three months ended March 31, 1999 and the period from August 20, 1998 (Date Operations Commenced) to December 31, 1998:

                                                March 31,           December 31,
                                                  1999                  1998
                                                ---------           ------------

Loss from operations                    $           (3,249)   $          (1,501)

Equity in income of
  limited partnerships                              47,263               60,610
                                            --------------        -------------

Net income                              $           44,014    $          59,109
                                            ==============        =============
Net income allocated to:
   General partner                      $              440    $             591
                                            ==============        =============
   Limited partners                     $           43,574    $          58,518
                                            ==============        =============
Net income per limited
  partner unit                          $             4.26    $           16.38
                                            ==============        =============
Outstanding weighted
  limited partner units                             10,218                3,573
                                            ==============        =============

                                              March 31,             December 31,
                                               1999                     1998
                                             ----------             ------------
Net cash provided by (used in):

   Operating activities              $         34,356           $         1,554
   Investing activities                    (1,914,981)               (4,525,457)
   Financing activities                     4,198,785                 4,896,408
                                         ------------              ------------
Net change in cash and
  cash equivalents                          2,318,160                   372,505

Cash and cash equivalents,
  beginning of period                         372,505                         -
                                         ------------              ------------
Cash and cash equivalents,
  end of period                      $      2,690,665           $       372,505
                                         ============              ============

Low Income Housing Credit per Unit was as follows for the period ended December 31, 1998:

Federal                                                         $             -
State                                                                         -
                                                                   ------------
Total                                                           $             -
                                                                   ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at March 31, 1999 consisted primarily of $2,690,655 in cash, subscriptions receivable from the sale of Units totaling $893,370, aggregate investments in six Local Limited Partnerships of $7,748,624 and deposits on two prospective acquisitions of $1,043,530. Liabilities at March 31, 1999 primarily consisted of $2,137,275 of estimated future capital contributions to the Local Limited Partnerships and $184,291 of accrued fees and advances due to the General Partner and affiliates.

The Partnership offered Units for sale to the public until June 23, 1999, at which time total limited partner capital raised was $20,500,000 ($11,776,000 raised at March 31, 1999).

Results of Operations

The Partnership commenced operations on August 20, 1998. As a result, there are no comparative results of operations or financial condition from prior periods to report. Net income for the three months ended March 31, 1999 was principally composed of equity in income from the Local Limited Partnerships, consisting of both operations and interest income. Net income for the period ended December 31, 1998 was principally composed of equity in income from the Local Limited Partnerships, consisting primarily of interest income. As of March 31, 1999, three of the Local Limited Partnerships were under construction. During the three months ended March 31, 1999, four additional Housing Complexes, owned by two Local Limited Partnerships, were acquired, all of which were operating at the time of acquisition. All of the Housing Complexes acquired during the three months ended March 31, 1999 were undergoing rehabilitation as of March 31, 1999. All such Housing Complexes have continued operations during the rehabilitation. As of December 31, 1998, three of the four Local Limited Partnerships acquired by December 31, 1998 were under construction at December 31, 1998 and the fourth Local Limited Partnership commenced operations just prior to December 31, 1998. Accordingly, there were no Low Income Housing Credits available for allocation to the partners.

Cash Flows

Cash flows provided by operating activities for the periods ended March 31, 1999 and December 31, 1998 included interest income from cash investments less miscellaneous costs of operations. Cash flows provided by financing activities for the period ended March 31, 1999, primarily consisted of net proceeds from the sale of Units of $3,861,000 and the collection of $1,031,000 of subscriptions receivable, offset by $575,000 in offering costs and principal loan repayments in the amount of $113,000. Cash flows provided by financing activities for the period ended December 31, 1998, primarily consisted of proceeds from the sale of Units of $5,648,000 and loan proceeds of $113,000, offset by $867,000 in offering costs. Cash flows used in investing activities substantially consisted of capital contributions paid to Local Limited Partnerships of $4,155,000 and capitalized acquisition fees and costs totaling $493,000.

Since March 31, 1999, the Partnership has raised equity capital sufficient to satisfy all of its identified obligations. In this regard, the Partnership expects its future cash flows, together with its net available assets at March 31, 1999, to be sufficient to meet all future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the period August 20, 1998 (date operations commenced) through December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 27% and 42% of the total assets of the Partnership at March 31, 1999 and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the period August 20, 1998 (date operations commenced) through December 31, 1998, in conformity with generally accepted accounting principles.


                                              /s/ BDO SEIDMAN, LLP
                                              BDO SEIDMAN, LLP

Orange County, California
August 10, 1999

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                   March 31,                December 31,
                                                                      1999                      1998
                                                                   ---------                ------------
ASSETS
Cash and cash equivalents                                   $            2,690,665    $              372,505
Subscriptions receivable (Note 8)                                          893,370                 1,030,915
Investments in limited partnerships, net (Note 3)                        7,748,624                 6,440,762
Loans receivable (Notes 2 and 9)                                         1,043,530                    50,000
                                                                     -------------             -------------
                                                            $           12,376,189    $            7,894,182
                                                                     =============             =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 5)                 $            2,137,275    $            1,734,427
  Loan payable (Note 6)                                                          -                   113,269
  Accrued fees and advances due to General Partner and
    affiliate (Note 4)                                                     184,291                   173,323
                                                                     -------------             -------------
     Total liabilities                                                   2,321,566                 2,021,019
                                                                     -------------             -------------

Commitments and contingencies (Note 9)

Partners' equity (deficit)
  General partner                                                          (13,659)                   (7,977)
  Limited partners (25,000 units authorized; 11,776 and
     6,944 units outstanding at March 31, 1999 and
     December 31, 1998, respectively) (Note 10)                         10,068,282                 5,881,140
                                                                     -------------             -------------

     Total partners' equity                                             10,054,623                 5,873,163
                                                                     -------------             -------------

                                                            $           12,376,189    $            7,894,182
                                                                     =============             =============

                 See accompanying notes to financial statements
                                       13

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                               For the Period
                                                              August 20, 1998
                                        For the Three        (Date Operations
                                         Months Ended       Commenced) Through
                                        March 31, 1999      December 31, 1998
                                     ------------------      ------------------

Interest income                       $         15,869      $          6,003
                                         -------------         -------------
Operating expenses:
   Amortization (Note 3)                         5,207                 3,055
   Management fees (Note 4)                      8,096                     -
   Other                                         5,815                 4,449
                                         -------------         -------------
     Total operating expenses                   19,118                 7,504
                                         -------------         -------------

Loss from operations                            (3,249)               (1,501)

Equity in income of limited
  partnerships (Note 3)                         47,263                60,610
                                         -------------         -------------

Net income                            $         44,014      $         59,109
                                         =============         =============
Net income allocated to:
   General partner                    $            440      $            591
                                         =============         =============
   Limited partners                   $         43,574      $         58,518
                                         =============         =============
Net income per limited
  partner unit                        $           4.26      $          16.38
                                         =============         =============
Outstanding weighted limited
  partner units                                 10,218                 3,573
                                         =============         =============




                 See accompanying notes to financial statements
                                       14

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

                                                                  General             Limited
                                                                  Partner             Partners             Total
                                                                  -------             --------             -----

Contribution from general partner on August 20, 1998        $         100       $       1,000      $        1,100

Sale of limited partnership units, net of discounts
of  $1,750                                                              -           6,942,250           6,942,250

Sale of limited partnership units issued for promissory
  notes receivable (Note 8)                                             -            (262,500)           (262,500)

Offering expenses                                                  (8,668)           (858,128)           (866,796)

Net income                                                            591              58,518              59,109
                                                              -----------         -----------         -----------

Partners' equity (deficit) at December 31, 1998                    (7,977)          5,881,140           5,873,163

Sale of limited partnership units, net of discounts                     -           4,796,085           4,796,085

Sale of limited partnership units issued for
promissory notes receivable (Note 8)                                    -            (231,500)           (231,500)

Collection of notes receivable (Note 8)                                 -             185,000             185,000

Offering expenses                                                  (6,122)           (606,017)           (612,139)

Net income                                                            440              43,574              44,014
                                                              -----------         -----------         -----------
Partners' equity (deficit) at March 31, 1999                $     (13,659)      $  10,068,282      $   10,054,623
                                                              ===========         ===========         ===========

                 See accompanying notes to financial statements
                                       15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                         For The Period
                                                                                        August 20, 1998
                                                                   For The Three        (Date Operations
                                                                 Months Ended March    Commenced) Through
                                                                     31, 1999           December 31, 1998
                                                                  ------------------   ------------------
Cash flows from operating activities:
  Net income                                                    $        44,014          $        59,109
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Amortization                                                        5,207                    3,055
      Equity in income of limited partnerships                          (47,263)                 (60,610)
      Change in accrued fees and expenses due to general
        partner and affiliates                                           32,398                        -
                                                                  -------------            -------------

Net cash provided by operating activities                               34,356                     1,554
                                                                  -------------            -------------
Cash flows from investing activities:
  Investments in limited partnership, net                             (514,697)               (4,155,453)
  Loan receivable                                                     (993,530)                  (50,000)
  Capitalized acquisition costs and fees                              (348,261)                 (493,327)
  Accrued and unpaid acquisition fees and advances                     (58,493)                  173,323
    due to affiliate of general partner                           -------------            -------------

Net cash used in investing activities                               (1,914,981)               (4,525,457)
                                                                  -------------            -------------
Cash flows from financing activities:
  Initial partner contributions                                              -                     1,100
  Sale of limited partner units                                      4,749,585                 6,679,750
  Subscriptions receivable                                             137,545                (1,030,915)
  Offering expenses                                                   (575,076)                 (866,796)
  Increase (decrease) in loan payable                                 (113,269)                  113,269
                                                                 -------------             -------------
Net cash provided by financing activities                            4,198,785                 4,896,408
                                                                 -------------             -------------

Net change in cash and cash equivalents                              2,318,160                   372,505

Cash and cash equivalents, beginning of period                         372,505                         -
                                                                 -------------             -------------

Cash and cash equivalents, end of period                        $    2,690,665           $       372,505
                                                                 =============             =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION -
   Interest paid                                                $        1,262           $             -
                                                                  =============            =============
   Taxes paid                                                   $            -           $           800
                                                                  =============            =============


                 See accompanying notes to financial statements
                                       16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") was formed on March 3, 1997 under the laws of the State of California, and commenced operations on August 20, 1998. Prior to August 20, 1998, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships ("the Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complex.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 1999, 11,776 Units, representing subscriptions in the amount of $11,738,335, net of discounts of $27,305 for volume purchases and dealer discounts of $10,360, had been accepted (see Note
10). As of December 31, 1998, 6,944 Units representing subscriptions in the amount of $6,942,250, net of discounts of $1,750 for volume purchases, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 4) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Changes in Reporting Year End

The Partnership has elected to change it's year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

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

Income from limited partnerships for the period August 20, 1998 (Date Operations Commenced) through December 31, 1998 has been recorded by the Partnership based on reported results provided by this Local Limited Partnerships. Income from limited partnerships for the three months ended March 31, 1999 has been estimated by management of the Partnership.

Losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to
$1,478,935   and   $866,796  as  of  March  31,  1999  and  December  31,  1998,
respectively.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 1999 and December 31, 1998 the Partnership had cash equivalents of $52,271 and $6,087, respectively.

Concentration of Credit Risk

As of March 31, 1999, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (8.00% and 8.25% at March 31, 1999 and December 31, 1998, respectively). Loans receivable with balances of $643,530 and $400,000 at March 31, 1999 were collectible from two Local Limited Partnerships in which interests were acquired subsequent to March 31, 1999 (see Note 9). A loan receivable with a balance of $50,000 at December 31, 1998 was collectible from one Local Limited Partnership, in which an interest was acquired on January 14, 1999.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 1999 and December 31, 1998, the Partnership had acquired Limited Partnership interests in six and four Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership acquired during the three months ended March 31, 1999 which owns three Housing Complexes, consisting of an aggregate of 260 and 168 apartment units, respectively. As of March 31, 1999, construction or rehabilitation of all but one of the Housing Complexes was still in process. As of December 31, 1998, construction or rehabilitation of all of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited
Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investment in Local Limited Partnerships as shown in the balance sheet as of December 31, 1998 is approximately $2,043,000 greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and capital contributions payable to the Limited Partnerships which were netted against partner capital inn the Local Limited Partnership's financial statements (see Note 5).

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During the periods presented, no investment accounts in Local Limited Partnerships reached a zero balance.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Following is a summary of the equity method activity of the investment in the Local Limited Partnerships for the periods presented:

                                                                                      For The Period
                                                                                      August 20, 1998
                                                           For The Three              (Date Operations
                                                        Months Ended March           Commenced) Through
                                                            31, 1999                  December 31, 1998
                                                        ------------------           ------------------
Investment per balance sheet, beginning of period   $            6,440,762    $                    -
Capital contributions paid, net                                    514,697                 4,155,453
Capital contributions to be paid                                   402,848                 1,734,427
Equity in income of limited partnerships                            47,263                    60,610
Distributions received                                                   -                         -
Capitalized acquisition fees and costs                             348,261                   493,327
Amortization of paid acquisition fees and costs                     (5,207)                   (3,055)
                                                         -----------------         -----------------
Investment per balance sheet, end of period         $            7,748,624    $            6,440,762
                                                         =================         =================

The financial information from the individual financial statements of the Limited Partnerships includes rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense.

Approximate  combined  condensed  financial   information  from  the  individual
financial statements of the Local Limited Partnerships at December 31, 1998 and for the period then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEET
                                                                         1998
                                                                         ----
ASSETS

Buildings and improvements (net of                            $       901,000
  accumulated depreciation of $25,000)
Land                                                                  433,000
Construction in progress                                            1,748,000
Other assets (including due from
  affiliates of $265,000)                                           4,114,000
                                                                  -----------
                                                              $     7,196,000
                                                                  ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED BALANCE SHEET, Continued

                                                                           1998
                                                                           ----

LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                        $      1,780,000
Other liabilities (including payables to                                137,000
  affiliates of $80,000)
                                                                  -------------
                                                                      1,917,000
                                                                  -------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P.,
  Series 6                                                            4,398,000
Other partners                                                          881,000
                                                                  -------------
                                                                      5,279,000
                                                                  -------------
                                                               $      7,196,000
                                                                  =============

                   COMBINED CONDENSED STATEMENT OF OPERATIONS
                                                                           1998
                                                                           ----

Revenues                                                       $        236,000

Expenses                                                                175,000
                                                                  -------------

Net income                                                     $         61,000
                                                                  =============

Net income allocable to the Partnership                        $         61,000
                                                                  =============

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 1999 and December 31, 1998, the Partnership incurred acquisition fees of $789,740 and $464,555, respectively. Accumulated amortization of these capitalized costs was $7,619 and $2,760 at March 31, 1999 and December 31, 1998, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

     Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements will not exceed 1.5% of the gross proceeds. As of March 31, 1999 and December 31, 1998, the Partnership incurred acquisition costs of $51,848 and $28,772, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $643 and $295 at March 31, 1999 and December 31, 1998, respectively.

     An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $8,096 and $0 were incurred during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. As of March 31, 1999 and December 31, 1998, no management fees have been paid.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following:
                                                   March 31,       December 31,
                                                     1999             1998
                                                   ---------       ------------
Acquisition fees                            $         68,330    $       135,103
Asset management fee payable                           8,096                  -
Commissions payable to affiliate                      29,129             38,220
Reimbursement for expenses
  paid by the General partner or
  an affiliate                                        78,736                  -
                                              --------------      -------------
                                            $        184,291    $       173,323
                                              ==============      =============

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are payable in installments and are due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - LOAN PAYABLE

The Partnership has a $1,000,000 line-of-credit with a bank which expired June 1, 1999. The line bore interest at the prime rate plus 0.50% (8.25% at December 31, 1998) and was secured by subscriptions receivable and guaranteed by WNC. The loan was paid off in January 1999.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 7 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 8 - SUBSCRIPTIONS AND NOTES RECEIVABLE

During the three month period ending March 31, 1999, the Partnership received subscriptions for 4,832 Units which included subscriptions receivable of $703,375, net of dealer discounts, and promissory notes receivable of $231,500, of which $0 was collected after March 31, 1999 and prior to the issuance of these financial statements, leaving an unpaid balance of $231,500. In 1998, the Partnership had received promissory notes of $262,500 related to the sale of Units, of which $185,000 was collected in 1999. Promissory notes collected subsequent to year end and prior to the issuance of the financial statements are recorded as a capital contribution and an asset in the financial statements. Any unpaid balance as of the issuance of the financial statements is reflected as a reduction of partners' equity in the financial statements.

During 1998, the Partnership had received subscriptions for 6,944 Units which included subscriptions receivable of $1,030,915, net of dealer discounts, and promissory notes receivable of $262,500. Limited partners who subscribed for ten or more units of Local Limited Partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 5.5% per annum, due no later than 13 months after the subscription date. Subscriptions and notes receivable collected subsequent to year-end are recorded as a capital contribution and an asset in the accompanying financial statements. Any unpaid balance is reflected as a reduction of partners' equity in the accompanying financial statements.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Subsequent to March 31, 1999, the Partnership acquired three limited partnership interests which required capital contributions totaling approximately $4,158,418, of which $1,043,530 has been advanced as of March 31, 1999 and has been reflected in loans receivable in the balance sheet (see Note 2) and $1,440,425 had been contributed subsequent to March 31, 1999.

NOTE 10 - SUBSEQUENT EVENT

From April 1, 1999 through June 23, 1999, the Partnership received subscriptions for an additional 8,724 Units, for which it has received cash totaling $8,036,660 and notes receivable totaling $693,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid to the General Partner or its affiliates as of March 31, 1999 and December 31, 1998 approximately $1,478,935 and $866,800, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $1,125,655 and $675,500 as of March 31, 1999 and December 31, 1998, respectively, was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through March 31, 1999 and December 31, 1998, the aggregate amount of acquisition fees paid or accrued was approximately $789,740 and $464,500, respectively.

(c) Acquisition Expense. The Partnership accrued to or paid to the General Partner or its affiliates for acquisition expense expended by such persons on behalf of the Partnership of approximately $51,849 and $28,800 as of March 31, 1999 and December 31, 1998, respectively. The limit on this reimbursement is 1.5% of Gross Proceeds.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $8,096 and $0 were incurred during the three months ended March 31, 1999 and December 31, 1998, respectively, of which $0 were paid during the three months ended March 31, 1999 and December 31, 1998.

(e) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 12% through December 31, 2008, and
     (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(f) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $1,000 and $3,000 during the three months ended March 31, 1999 and the period ended December 31, 1998, respectively.

(g) Interest in Partnership. The General Partner will receive 1% of the Partnership's allocated Low Income Housing Credits. No Low Income Housing Credits have been allocated. The General Partner is also entitled to receive 1% of cash distributions. There have been no distributions of cash to the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

     No person is known to own beneficiary in excess of 5% of the outstanding Limited Partnership Interests.

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

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Balance Sheets, March 31, 1999 and December 31, 1998
         Statements  of  Operations  for the three  months ended March 31, 1999 and the period August 20, 1998 (Date Operations Commenced) Through December 31, 1998
         Statements of Partners' Equity  (Deficit) for  the  three  months ended
           March 31, 1999 and the period August 20, 1998 (Date Operations Commenced) Through December 31, 1998
         Statements of Cash Flows for the three months ended March 31, 1999  and the period August 20, 1998 (Date Operations Commenced) Through December 31, 1998
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants on  Financial State-
          ment Schedules
         Schedule III, Real Estate Owned by Local Limited Partnerships

(b)      Reports on form 8-K

1. A Form 8-K dated May 14, 1999 was filed on May 13, 1999 reporting the Partnership's change in fiscal year end to March 31. No financial statements were included.

(c)      Exhibits.

3.1      Agreement of Limited  Partnership  dated as of March 3, 1997,  filed as
         Exhibit  3.1  to Post-Effective Amendment   No. 1 to the   Registration
         Statement, is hereby incorporated herein as Exhibit 3.1.

3.2. First Amendment to Agreement of Limited Partnership dated as of August 29, 1997 filed as Exhibit 3.2 to Post-Effective Amendment No. 6 to registration Statement, is hereby incorporated herein as Exhibit 3.2.

10.1 Amended and Restated Agreement of Limited Partnership of Trenton Vill-age Apts., L.P. filed as exhibit 10.1 to the current report on Form 8-K dated August 11, 1998, is herein incorporated by reference herein as
         Exhibit 10.1.

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

10.4 Amended and Restated Agreement of Limited Partnership of Desloge Assoc-iates I, L.P. filed as Exhibit 10.1 to the current report on Form 8-K dated December 11, 1998, is herein incorporated by reference herein as
         Exhibit 10.4.

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

21.1 Financial statements of United Development Co., L.P - 97.0 (60 Homes) for the year ended December 31, 1998, together with auditors report thereon, a significant subsidiary of the Partnership.

(d) Financial statement schedules follow as set forth in subsection (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6


The audits referred to in our report dated August 10, 1999, relating to the 1999 and 1998 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 6, which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.





                                                 /s/  BDO SEIDMAN, LLP
                                                 BDO SEIDMAN, LLP

Orange County, California
August 10, 1999

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                      ----------------------------  ------------------------------------------------
                                                          As of March 31, 1999                  As of December 31, 1998
                                                      ----------------------------  ------------------------------------------------
                                                       Total            Amount of    Encumbrances
                                                       Investment in    Investment   of Local       Property                  Net
                                                       Local Limited    Paid         Limited         and       Accumulated    Book
 Partnership Name               Location               Partnerships     to Date      Partnerships   Equipment  Depreciation   Value
----------------------------------------------------------------------------------  ------------------------------------------------
Brighton Ridge Limited          Edgefield, South
Partnership                     Carolina             $     989,000  $   396,000  $   607,000    $  1,304,000  $   25,000 $ 1,279,000

Desloge Associates I, L.P.      Desloge,
                                Missouri                 1,063,000      872,000      634,000         135,000           -     135,000

Ottowa I, L.P.                  Oglesby, Illinois          403,000      282,000            -               -           -           -

Preservation Partners I, L.P.   Pontiac and
                                Taylorville,
                                Illinois                   514,000      232,000            -               -           -           -

Trenton Village Apartments,     Trenton, Missouri        1,025,000      769,000            -         728,000           -     728,000
L.P.

United Development Co.          Memphis,
97.0, L.P                       Tennessee            $   2,813,000  $ 2,119,000      539,000         940,000           -     940,000
                                                         ---------    ---------    ---------       ---------     -------   ---------
                                                     $   6,807,000  $ 4,670,000  $ 1,780,000    $  3,107,000  $   25,000 $ 3,082,000
                                                         =========    =========    =========       =========     =======   =========

                                       32

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                        ---------------------------------------------------------------------------
                                                            For the period August 20, 1998
                                                              Through December 31, 1998
                                        ---------------------------------------------------------------------------
                                                                            Year Investment  Estimated
Partnership Name                        Rental Income       Net Income      Acquired         Completion Date
-------------------------------------------------------------------------------------------------------------------
Brighton Ridge Limited Partnership       $    194,000      $    28,000       1998                  1999

Desloge Associates I, L.P.                          -                -       1998                  1999

Ottawa I, L.P.                                      -                -       1999                  1999

Preservation Partners I, L.P.                       -                -       1999                  1999

Trenton Village Apartments, L.P.                    -            8,000       1998                  1999

United Development Co. 97.0, L.P                    -           25,000       1998                  1999
                                             --------          -------
                                         $    194,000      $    61,000
                                             ========          =======

                                       33

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                                      ------------------------------------------------------------------------------
                                                                                    As of December 31, 1998
                                                      ------------------------------------------------------------------------------
                                                       Total            Amount of    Encumbrances
                                                       Investment in    Investment   of Local       Property                  Net
                                                       Local Limited    Paid         Limited         and       Accumulated    Book
 Partnership Name               Location               Partnerships     to Date      Partnerships   Equipment  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
Brighton Ridge Limited          Edgefield, South
Partnership                     Carolina             $     989,000  $   396,000  $   607,000    $  1,304,000  $   25,000 $ 1,279,000

Desloge Associates I, L.P.      Desloge,
                                Missouri                 1,063,000      872,000      634,000         135,000           -     135,000

Trenton Village Apartments,     Trenton, Missouri        1,025,000      769,000            -         728,000           -     728,000
L.P.

United Development Co.          Memphis,
97.0, L.P                       Tennessee                2,813,000    2,119,000      539,000         940,000           -     940,000
                                                         ---------    ---------    ---------       ---------     -------   ---------
                                                     $   5,890,000  $ 4,156,000  $ 1,780,000    $  3,107,000  $   25,000 $ 3,082,000
                                                         =========    =========    =========       =========     =======   =========


WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                        ---------------------------------------------------------------------------
                                                            For the period August 20, 1998
                                                              Through December 31, 1998
                                        ---------------------------------------------------------------------------
                                                                            Year Investment  Estimated
Partnership Name                        Rental Income       Net Income      Acquired         Completion Date
-------------------------------------------------------------------------------------------------------------------
Brighton Ridge Limited Partnership       $    194,000      $    28,000       1998                  1999

Desloge Associates I, L.P.                          -                -       1998                  1999

Ottawa I, L.P.                                      -                -       1999                  1999

Preservation Partners I, L.P.                       -                -       1999                  1999

Trenton Village Apartments, L.P.                    -            8,000       1998                  1999

United Development Co. 97.0, L.P                    -           25,000       1998                  1999
                                             --------          -------
                                         $    194,000      $    61,000
                                             ========          =======

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:  WNC & Associates, Inc.         General Partner



By:  /s/ John B. Lester, Jr.
John B. Lester, Jr.,
President of WNC & Associates, Inc.

Date: August 23, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: August 23, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: August 23, 1999



By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 23, 1999



By:  /s/ David N. Shafer
David N. Shafer , Director of WNC & Associates, Inc.

Date: August 23, 1999