Form 10-Q
period 1999-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 1999-09-21
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-26869


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

                                 (714) 662-5565
                               (Telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No _ X _

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 1999








PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Balance Sheet, June 30, 1999 and March 31, 1999                      3

      Statement of Operations
             For the Period ended June 30, 1999                            4

      Statement of Partners' Equity
             For the Period ended June 30, 1999                            5

      Statement of Cash Flows
             For the Period ended June 30, 1999                            6

      Notes to Financial Statements                                        8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks    16


PART II. OTHER INFORMATION

  Item 1  Legal Proceedings                                               16

  Item 6. Exhibits and Reports on Form 8-K                                16

  Signatures                                                              17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                            June 30, 1999     March 31, 1999
                                            -------------     --------------
                                             (Unaudited)
                                     ASSETS

Cash and cash equivalents                 $     8,112,911    $     2,690,665
Subscription receivable - Note 7                  348,243            893,370
Investment in limited
  partnerships - Note 3                         9,709,823          7,748,624
Loans receivable - Note 2                       1,440,242          1,043,530
                                              -----------        -----------

                                          $    19,611,219    $    12,376,189
                                              ===========        ===========


                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Payable to limited partnerships -Note 5 $ 2,563,832 $ 2,137,275 Accrued fees and expenses due to
  general partner and affiliates - Note 4         174,131            184,291
                                              -----------        -----------

                                                2,737,963          2,321,566
                                              -----------        -----------
Partners' equity (deficit):
  General partner                                 (25,480)           (13,659)
  Limited partners (25,000 units Authorized;
    20,500 and 11,776 units outstanding at
    June 30, 1999 and March 31, 1999,
    respectively)                              16,898,736         10,068,282
                                              -----------        -----------

Total partners' equity                         16,873,256         10,054,623
                                              -----------        -----------

                                          $    19,611,219    $    12,376,189
                                              ===========        ===========


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

                    For the Three Months Ended June 30, 1999
                                   (Unaudited)


                                                                           1999
                                                                           ----

Interest income                                                  $       42,019
                                                                      ---------

Operating expenses:
Amortization - Note 3                                                     7,102
Asset Management fees - Note 4                                            8,644
Legal and accounting                                                      6,346
Other expense                                                            (2,750)
                                                                      ---------

Total operating expenses                                                 19,342
                                                                      ---------

Net income from operations                                               22,677
                                                                      ---------

Equity in income from limited partnership - Note 3                       12,668
                                                                      ---------

Net income                                                       $       35,345
                                                                      =========

Net income allocated to:
  General partner                                                $          353
                                                                      =========

  Limited partners                                               $       34,992
                                                                      =========

Net Income per weighted limited partner units                    $         1.56
                                                                      =========


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                    For the Three Months Ended June 30, 1999
                                   (Unaudited)


                                                  General             Limited
                                                  Partner             Partners            Total
                                                  -------             --------            -----

Partners equity (deficit) at March 31, 1999   $   (13,659)   $      10,068,282  $    10,054,623

Sale of limited partnerships units,
  net of discounts                                                   8,718,260        8,718,260

Sale of limited partnerships issued for,
  Promissory notes receivable                                         (717,600)        (717,600)

Offering expenses                                 (12,174)          (1,205,198)      (1,217,372)

Net Income                                            353               34,992           35,345
                                                ---------        -------------     ------------

Partners' equity (deficit),                   $   (25,480)   $      16,898,736  $    16,873,256
  June 30, 1999                                 =========        =============     ============





                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 1999
                                   (Unaudited)

                                                                         1999
                                                                         ----
Cash flows from operating activities:
  Net income                                                   $       35,345
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Equity in income of limited partnerships                        (12,668)
      Amortization                                                      7,102
      Asset management fee                                              8,644
      Change in other assets                                           (2,648)
      Change in accrued fees and expenses due to
        general partner and affiliates                                  2,168
                                                                  -----------

         Net cash provided by operating activities                     37,943
                                                                  -----------

Cash flows from investing activities:
  Investment in limited partners                                     (216,973)
  Loans receivable                                                 (1,040,242)
  Capitalized Acquisition fees and costs                             (695,608)
                                                                  -----------

         Net cash used in investing activities                     (1,952,823)
                                                                  -----------

Cash flows from financing activities:
  Sale of limited partner units, net of discounts                   7,660,060
  Subscriptions receivable                                            888,375
  Offering expenses                                                (1,211,309)
                                                                  -----------

Net cash provided by financing activities                           7,337,126
                                                                  -----------

Net increase in cash and cash equivalents                           5,422,246

Cash and cash equivalents, beginning of period                      2,690,665
                                                                  -----------

Cash and cash equivalent, end of period                        $    8,112,911
                                                                  ===========

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS - (CONTINUED)

                    For the Three Months Ended June 30, 1999
                                   (Unaudited)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

The Partnership has incurred but did not pay-
  Capital contributions in connection with
  investments in limited partnerships                               $ 643,530
                                                                     ========

A loan receivable was applied to a note payable
  in connection with investments in limited partnerships            $ 643,530
                                                                     ========

The Partnership has incurred but did not pay -
  Acquisition fees and cost in connection with
  investments in limited partnerships                               $  27,036
                                                                     ========

The Partnership has received subscriptions for Units                $ 340,600
                                                                     ========
The Partnership has received notes for Units                        $ 717,600
                                                                     ========
The Partnership has received discounts for Units                    $   5,740
                                                                     ========

The Partnership has incurred but did not pay -
  Offering expenses in connection with the subscription of Units    $   6,063
                                                                     ========


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") Annual Report for the year end March 31, 1999 (audited). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months ended.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 1999, 11,776 Units, representing subscriptions in the amount of $11,738,335, net of discounts of $ 27,305 for volume purchases and dealer discounts of $10,360, had been accepted (see Note
10). As of December 31, 1998, 6,944 Units representing subscriptions in the amount of $6,942,250, net of discounts of $1,750 for volume purchases, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                  June 30, 1999
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND OTHER MATTERS, continued

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND OTHER MATTERS, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,696,307 and $1,478,935 as of June 30, 1999 and March 31, 1999, respectively.

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

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts advanced by the Partnership to two Local Limited Partnerships. The Partnership at June 30, 1999, applied the advances against the first capital contributions due upon the purchase of the Local Limited Partnership in July 1999

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS

Following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                               June 30, 1999     March 31, 1999
                                               -------------     --------------

 Investment balance, beginning of period     $     7,748,624      $   6,440,762
 Capital contribution paid, net                            -            514,697
 Capital contribution payable                        643,530            402,848
 Loan receivable applied                             643,530                  -
 Equity in Income of limited partnerships             12,669             47,263
 Capitalized acquisition fees and costs              668,572            348,261
 Amortization of capitalized
   acquisition costs                                  (7,102)            (5,207)
                                                 -----------        -----------
 Investment balance,
   End of period                             $     9,709,823      $   7,748,624
                                                 ===========        ===========

Selected financial information from the financial statements of the limited partnerships with operations for the three months ended June 30, 1999 is as follows:

                                                        1999
                                                        ----

       Total revenue                         $       146,076
                                                 -----------

       Interest expense                               23,995
       Depreciation                                   29,509
       Operating expenses                             79,903
                                                 -----------
       Total expenses                                133,407

       Net loss                              $        12,669
                                                 ===========
       Net loss allocable to the
         Partnership                         $        12,668
                                                 ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                  June 30, 1999
                                   (Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid to the General Partner or its affiliates as of June 30, 1999 and March 30, 1999 approximately $2,696,307 and $1,478,935, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $2,081,307 and $1,125,655 as of June 30, 1999 and March 30, 1999, respectively, was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through June 30, 1999 and March 31, 1999, the aggregate amount of acquisition fees paid or accrued was approximately $1,435,000 and $789,740, respectively.

(c) Acquisition Expense. The Partnership accrued to or paid to the General Partner or its affiliates for acquisition expense expended by such persons on behalf of the Partnership of approximately $75,160 and $51,849 as of June 30, 1999 and March 31, 1999, respectively. The limit on this reimbursement is 1.5% of Gross Proceeds.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $8,644 and $8,096 were incurred during the three months ended June 30, 1999 and March 31, 1999, respectively, of which $0 were paid during the three months ended June 31, 1999 and March 31, 1999.

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

(f) Interest in Partnership. The General Partner will receive 1% of the Partnership's allocated Low Income Housing Credits. No Low Income Housing Credits have been allocated. The General Partner is also entitled to receive 1% of cash distributions. There have been no distributions of cash to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                   June 30,          March 31,
                                                      1999               1999
                                                   -------           --------

Acquisition fees                            $       63,210    $        68,330
Asset management fee payable                        16,740              8,096
Commissions payable to affiliate                    29,638             29,129
Reimbursement for expenses paid by
  the General partner or an affiliate               64,543             78,736
                                                 ---------          ---------

                                            $      174,131    $       184,291
                                                 =========          =========

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

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE

During the three months period ending June 30, 1999, the Partnership received subscriptions for 8,724 Units which included subscriptions receivable of $340,600, net of dealer discounts, and promissory notes receivable of $717,600.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During the three months period ending June 30, 1999, the Partnership acquired three limited partnerships interests which required capital contributions totaling approximately $4,158,418, of which $1,043,530 has been advanced as of March 31, 1999 and has been reflected in loans receivable in the balance sheet (see Note 2) and $1,440,425 had been contributed during the three months period ending June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $8,112,911 in cash, subscriptions receivable from the sale of Units totaling $348,243, aggregate investments in six Local Limited Partnerships of $9,709,823 and deposits on two prospective acquisitions of $1,440,242. Liabilities at June 30, 1999 primarily consisted of $2,563,832 of estimated future capital contributions to the Local Limited Partnerships and $174,131 of accrued fees and advances due to the General Partner and affiliates.

The Partnership offered Units for sale to the public until June 23, 1999, at which time total limited partner capital raised was $20,500,000 ($11,776,000 raised at March 31, 1999).

Results of Operations

The Partnership commenced operations on August 20, 1998. As a result, there are no comparative results of operations or financial condition from prior periods to report. Net income for the three months ended June 30, 1999 was principally composed of equity in income from the Local Limited Partnerships, consisting of both operations and interest income. As of March 31, 1999, three of the Local Limited Partnerships were under construction. During the three months ended March 31, 1999, four additional Housing Complexes, owned by two Local Limited Partnerships, were acquired, all of which were operating at the time of acquisition. All of the Housing Complexes acquired during the three months ended March 31, 1999 were undergoing rehabilitation as of June 30, 1999. All such Housing Complexes have continued operations during the rehabilitation. Accordingly, there were no Low Income Housing Credits available for allocation to the partners.

Cash Flows

Cash flows provided by operating activities for the periods ended March 31, 1999 and December 31, 1998 included interest income from cash investments less miscellaneous costs of operations. Cash flows provided by financing activities for the period ended June 30, 1999, primarily consisted of net proceeds from the sale of Units of $7,660,000, the collection of $888,000 of subscriptions receivable, and net cash used in operating activities of $38,000, offset by
$1,211,000 in offering costs. Cash flows used in investing activities substantially consisted of loans receivable paid of $1,040,000, capital contributions paid to Local Limited Partnerships of $217,000, capitalized acquisition fees and costs totaling $696,000.

Since June 31, 1999, the Partnership has raised equity capital sufficient to satisfy all of its identified obligations. In this regard, the Partnership expects its future cash flows, together with its net available assets at June 31, 1999, to be sufficient to meet all future cash requirements.

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

Item 3:   Quantitative and Qualitative Disclosures Above Market Risks

None

Part II.  Other Information

Item 1.   Legal Proceedings

None

Item 6.   Exhibits and Reports on Form 8-K

1. A report on Form 8-K/A dated September 15, 1999 was filed on September 16, 1999 reporting the Proforma Balance Sheet for the acquisition of West Mobile County Housing, Ltd.

2. A report on Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the change in fiscal year end to March 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6 and Series 6

By:   WNC & Associates, Inc.        General Partner



By:  /s/ John B. Lester, Jr.
John B. Lester, Jr., President
WNC & Associates, Inc.

Date: September 14, 1999



By:  /s/ Michael L. Dikenson
Michael L. Dikenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: September 14, 1999