Form 10-Q
period 1999-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 1999-11-22
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

           o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-26869


                      WNC HOUSING TAX CREDIT FUND VI, L.P.,
                                    Series 6

California                                                           33-0391979
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1999



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
             September 30,1999 and March 31, 1999..........................3

    Statements of Operations
             For the three and six months ended September 30, 1999.........4

    Statement of Partners' Equity
             For the six months ended September 30, 1999...................5

    Statements of Cash Flows
             For the six months ended September 30, 1999...................6

    Notes to Financial Statements..........................................7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................15

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......17

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings................................................17

  Item 6. Exhibits and Reports on Form 8-K.................................17

  Signatures...............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                             September 30, 1999       March 31, 1999
                                                             ------------------       --------------
                                                                (unaudited)
                                     ASSETS

Cash and cash equivalents                                $            7,473,012    $       2,690,665
Subscription receivable - Note 7                                         25,000              893,370
Investment in limited partnerships - Note 3                          13,908,041            7,748,624
Loans receivable - Note 2                                                     -            1,043,530
Other assets                                                             18,071                    -
                                                             ------------------       --------------

                                                         $           21,424,124    $      12,376,189
                                                             ==================       ==============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payables to limited partnerships - Note 5                $            4,542,905    $       2,137,275
 Accrued fees and expenses due to
  general partner and affiliates - Note 4                                27,869              184,291
                                                             ------------------       --------------

                                                                      4,570,774            2,321,566
                                                             ------------------       --------------

Partners' equity (deficit):
 General partner                                                        (26,363)             (13,659)
 Limited partners (25,000 units authorize, 20,500 and
  11,776 units issued and outstanding at September 30,
  and March 31, 1999)                                                16,879,713           10,068,282
                                                             ------------------       --------------

Total partners' equity                                               16,853,350           10,054,623
                                                             ------------------       --------------

                                                         $           21,424,124    $      12,376,189
                                                             ==================       ==============

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For the Three and Six Months Ended September 30, 1999
                                   (unaudited)


                                                Three                  Six
                                                Months                 Months
                                                ------                 ------

Interest income                      $          72,935    $           114,954
                                          ------------           ------------

                                                72,935                114,954
                                          ------------           ------------

Operating expenses:
Amortization                                    12,740                 19,842
Asset management fees - Note 4                   9,965                 18,609
Legal and accounting                             4,820                 11,166
Other                                           59,065                 56,315
                                          ------------           ------------

Total operating expenses                        86,590                105,932
                                          ------------           ------------

Loss from operations                           (13,655)                 9,022

Equity in loss from
 limited partnerships                          (43,977)               (31,309)
                                          ------------           ------------

Net loss                             $         (57,632)   $           (22,287)
                                          ============           ============

Net loss allocated to:
 General partner                     $            (576)   $              (223)
                                          ============           ============

 Limited partners                    $         (57,056)   $           (22,064)
                                          ============           ============

Net loss per weighted limited
 partner unit (20,500 units issued
 and outstanding)                    $              (3)   $                (1)
                                          ============           ============

                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (unaudited)


                                                          General                Limited
                                                          Partner                Partners                    Total
                                                          -------                --------                    -----

Partners' equity (deficit), March 31, 1999        $       (13,659)    $        10,068,282     $         10,054,623

Sale of limited partnership units,
 Net of discounts                                               -               8,718,260                8,718,260

Sale of limited partnership units issued
 for promissory receivable - Note 7                             -                (717,000)                (717,000)

Collection of notes receivable - Note 7                         -                  67,900                   67,900

Offering expense                                          (12,481)             (1,235,665)              (1,248,146)

Net loss for the six months ended
 September 30, 1999                                          (223)                (22,064)                 (22,287)
                                                     ------------          --------------            -------------

Partners' equity (deficit), September 30,
 1999                                             $       (26,363)    $        16,879,713     $         16,853,350
                                                     ============          ==============            =============




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                   For the Six Months Ended September 30, 1999
                                   (unaudited)


Cash flows from operating activities:
 Net loss                                               $        (22,287)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Equity in loss from limited partnerships                        31,309
  Amortization                                                    19,842
  Asset management fees                                             (491)
  Change in other assets                                         (13,076)
  Accrued fees and expense due to
   general partner and affiliates                                 (2,780)
                                                            ------------

Net cash provided by operating activities                         12,517
                                                            ------------

Cash flows from investing activities:
 Investment in limited partners                               (1,440,048)
 Payable to limited partnerships                                (617,478)
 Capitalized acquisition fees and costs                         (703,882)
 Acquisition fees payable                                        (68,330)
 Advances for acquisition costs                                    9,538)
                                                            ------------

Net cash used by investing activities                         (2,839,276)
                                                            ------------

Cash flows from financing activities:
 Sale of limited partner units, net of discounts               8,044,160
 Subscriptions receivable                                        888,375
 Offering expenses                                            (1,248,146)
 Payables for offering expense                                   (75,283)
                                                            ------------

Net cash provided by financing activities                      7,609,106
                                                            ------------

Net decrease in cash and cash equivalents                      4,782,347
                                                            ------------

Cash and cash equivalents, beginning of period                 2,690,665
                                                            ------------

Cash and cash equivalents, end of period                $      7,473,012
                                                            ============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                       STATEMENTS OF CASH FLOWS- CONTINUED

                   For the Six Months Ended September 30, 1999
                                   (unaudited)


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

The Partnership has incurred but did not pay-
 Capital contributions in connection with investments in limited partnerships         $   3,023,108
                                                                                        ===========

A loan receivable was applied to a note payable in connection with investments
 in limited partnerships                                                              $   1,043,530
                                                                                        ===========

The Partnership has incurred but did not pay -
 Acquisition fees and cost in connection with investments in limited partnerships     $      18,191
                                                                                        ===========

The Partnership has received subscriptions for Units                                  $      25,000
                                                                                        ===========

The Partnership has received notes for Units                                          $     649,100
                                                                                        ===========

The Partnership has received discounts for Units                                      $       5,740
                                                                                        ===========

                 See accompanying notes to financial statements
                                        7

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the six months ended.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 1999, 20,500 Units, representing subscriptions in the amount of $20,456,595, net of discounts of $ 27,305 for volume purchases and dealer discounts of $16,100, had been accepted (see Note
7). As of March 31, 1999, 11,776 Units, representing subscriptions in the amount of $11,738,335, net of discounts of $27,305 for volume purchases and dealer discounts of $10,360, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,727,081 and $1,478,935 as of September 30, 1999 and March 31, 1999, respectively

Use of Estimates

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

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts advanced by the Partnership to two Local Limited Partnerships. The Partnership at September 30, 1999, has applied the advances against the first capital contributions due upon the purchase of the Local Limited Partnership in July 1999.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the September 30, 1999 and March 31, 1999, the Partnership had acquired limited partnership interests in ten and six Local Limited Partnerships, respectively, each of which owns one Housing Complex except one that owns three Housing Complexes. These twelve Housing Complexes consist of an aggregate of 401 apartment units. As of the September 30, 1999 and March 31, 1999, construction or rehabilitation of seven of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                           September 30, 1999   March 31, 1999
                                           ------------------   --------------
Investment balance, beginning of period          $  7,748,624   $    6,440,762
Capital contribution paid,                          1,440,048          514,697
Capital contribution payable                        3,023,108          402,848
Loan receivable applied                             1,043,530                -
Equity in income (loss) from limited partnerships     (31,309)          47,263
Capitalized acquisition fees and costs                703,882          348,261
Amortization of acquisition costs                     (19,842)          (5,207)
                                                  -----------    -------------

Investment per balance sheet, end of period      $ 13,908,041   $    7,748,624
                                                  ===========    =============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

Selected financial information for the six months ended September 30, 1999 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:
                                                                 1999
                                                                 ----
        Total revenue                             $           299,285
                                                      ---------------

        Interest expense                                       82,100
        Depreciation                                           57,300
        Operating expenses                                    191,200
                                                      ---------------

        Total Expenses                                        330,600
                                                      ---------------

        Net loss                                  $           (31,300)
                                                      ===============

        Net loss allocable to the Partnership     $           (31,309)
                                                      ===============

        Net loss recognized by the
         Partnership                              $           (31,309)
                                                      ===============

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid to the General Partner or its affiliates as of September 30, 1999 and March 30, 1999 approximately $2,727,081 and $1,478,935, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $2,112,081 and $1,125,655 as of September 30, 1999 and March 30, 1999, respectively, was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through September 30, 1999 and March 31, 1999, the aggregate amount of acquisition fees paid or accrued was approximately $1,435,000 and $789,740, respectively.

(c) Acquisition Expense. The Partnership accrued to or paid to the General Partner or its affiliates for acquisition expense expended by such persons on behalf of the Partnership of approximately $110,470 and $51,849 as of September 30, 1999 and March 31, 1999, respectively. The limit on this reimbursement is 1.5% of Gross Proceeds.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, CONTINUED

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $18,609 and $8,096 were incurred during the six months ended September 30, 1999 and three months March 31, 1999, respectively, of which $19,100 and $0 was paid during the six months ended September 31, 1999 and three months ended March 31, 1999, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                       September 30, 1999     March 31, 1999
                                       ------------------     --------------

Acquisition fees                        $               -   $         68,330
Asset management fee payable                        7,605              8,096
Commissions payable to affiliate                        -             29,129
Reimbursement for expenses paid
 by an affiliate                                    2,073             78,736
Acquisition expense reimbursement
 due to affiliate                                  18,191                  -
                                          ---------------     --------------

                                        $          27,869   $        184,291
                                          ===============     ==============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

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

NOTE 6 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE

During the six months period ending September 30, 1999, the Partnership received subscriptions for 8,724 Units which included subscriptions receivable of $25,000, net of dealer discounts, and promissory notes receivable of $649,100.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During the six months period ending September 30, 1999, the Partnership acquired four limited partnerships interests which required capital contributions totaling approximately $5,506,686, of which $1,043,530 has been advanced as of March 31, 1999 and has been reflected in loans receivable in the balance sheet (see Note 2) and $1,440,425 had been contributed during the six months period ending September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $7,473,000 in cash and aggregate investments in the ten Local Limited Partnerships of $13,908,000. Liabilities at September 30, 1999 primarily consisted of $4,543,000 and $28,000 of payable to limited partnerships and accrued fees and expenses due to the General Partner, respectively.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(58,000), consisting of interest income of $73,000, offset by operating expenses of $(87,000) and loss in equity of limited partnerships of (44,000). No operations were reported for the six months ended September 30, 1998 as the Partnership started operations on August 20, 1998.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(22,000), consisting of interest income of $115,000, offset by operating expenses of $106,000 and loss in equity of limited partnerships of (31,000). No operations were reported for the six months ended September 30, 1998 as the Partnership started operations on August 20, 1998.

Cash Flows

Six Months Ended  September 30, 1999 Compared to Six Months Ended  September 30,
1998. Net cash used during the six months ended September 30, 1999 was $(4,782,000). No statement of cash flow was reported for the six months ended September 30, 1998 as the Partnership started operations on August 20, 1998. The cash flow consists of cash provided by operations and financing activities of $13,000 and 7,609,000 offset by cash used by investing activities. Cash provided by financing primarily was generated by the sale of Units and collection of subscriptions receivable offset by offering costs. Cash used by investing activities resulted from the purchase of interest in Local Limited Partnerships and the associated acquisitions cost and fees.

During the six months ended September 30, 1999, accrued payables, consisting of accrued offering, acquision, and management fees decreased by $156,000, .

The Partnership expects its future cash flows, together with its net available assets at September 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before December 15, 1999.

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

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NONE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         Form 8K - Current report dated July 16, 1999
         Form 8K - Amended  Current Report dated September 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND II, L.P.

By:  WNC Financial Group, L.P.      General Partner

By:  WNC & Associates, Inc.         General Partner



By: /s/ John B. Lester, Jr.

John B. Lester, Jr., President
WNC & Associates, Inc.

Date: November 22, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 22, 1999