Form 10-Q
period 1999-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2000-02-22
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

           o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-26869


                      WNC HOUSING TAX CREDIT FUND VI, L.P.,
                                    Series 6

California                                                           33-0391978
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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 1999


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
      December 31,1999 and March 31, 1999..................................3

    Statements of Operations
      For the three and nine months ended December 31, 1999
      and For the period  August 20, 1998 (Date  Operations
      Commenced)
       through December 31, 1998...........................................4

    Statement of Partners' Equity (Deficit)
      For the nine months ended December 31, 1999..........................5

    Statements of Cash Flows
      For the nine months  ended  December 31, 1999 and For
      the   period   August  20,   1998  (Date   Operations
      Commenced)
       through December 31, 1998...........................................6

    Notes to Financial Statements .........................................8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................15

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

  Item 1. Legal Proceedings................................................17

  Item 6. Exhibits and Reports on Form 8-K.................................17

  Signatures...............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                           December 31, 1999         March 31, 1999
                                                           -----------------         --------------
                                                              (unaudited)
                                     ASSETS

Cash and cash equivalents                                  $       4,511,236        $     2,690,665
Loans receivable - Note 2                                                  -              1,043,530
Investment in limited partnerships - Note 3                       15,435,194              7,748,624
Subscription receivable - Note 7                                           -                893,370
Other assets                                                          25,870                      -
                                                             ---------------          -------------

                                                           $      19,972,300        $    12,376,189
                                                             ===============          =============

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships - Note 5                  $       2,844,403        $     2,137,275
Due to affiliate                                                     154,878                      -
Accrued fees and expenses due to
 general partner and affiliates - Note 4                              35,567                184,291
Accounts payable                                                         415                      -
                                                             ---------------          -------------

                                                                   3,035,263              2,321,566
                                                             ---------------          -------------
Partners' equity (deficit):
 General partner                                                     (26,346)               (13,659)
 Limited partners (25,000 units authorize, 20,500 and             16,963,383             10,068,282
  11,776 units issued and outstanding at September 30,
  and March 31, 1999)
                                                             ---------------          -------------

Total partners' equity                                            16,937,037             10,054,623
                                                             ---------------          -------------

                                                           $      19,972,300        $    12,376,189
                                                             ===============          =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

      For the Three and Nine Months Ended December 31, 1999 (unaudited) and
           For the Period August 20, 1998 (Date Operations Commenced)
                            Through December 31, 1998

                                                                1999                             1998
                                                   ----------------------------     ------------------------------
                                                                                       For the period August 20,
                                                                                       1998 (Date Operations
                                                        Three            Nine          Commenced) through
                                                        Months           Months        December 31, 1998
                                                        ------           ------        -------------------------

Interest income                                  $      72,091    $     187,045          $                 6,003
                                                    ----------       ----------              -------------------

                                                        72,091          187,045                            6,003
                                                    ----------       ----------              -------------------

Operating expenses:
Amortization                                            12,887           32,729                            3,055
Asset management fees - Note 4                          12,409           31,018                                -
Legal and accounting                                     9,035           20,201                                -
Other                                                   57,597          113,912                            4,449
                                                    ----------       ----------              -------------------

Total operating expenses                                91,928          197,860                            7,504
                                                    ----------       ----------              -------------------

Loss from operations                                   (19,837)         (10,815)                          (1,501)

Equity in income from limited partnerships              50,779           19,470                           60,610
                                                    ----------       ----------              -------------------

Net income                                       $      30,942    $       8,655          $                59,109
                                                    ==========       ==========              ===================

Net loss allocated to:
 General partner                                 $         309    $          87          $                   591
                                                    ==========       ==========              ===================

 Limited partners                                $      30,633    $       8,568          $                58,518
                                                    ==========       ==========              ===================

Net loss per weighted limited
 partner unit (20,500 and 3,573 units
 outstanding at December 31, 1999 and 1998)      $           1    $           -          $                    16
                                                    ==========       ==========              ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 1999
                                   (unaudited)


                                                         General          Limited
                                                         Partner          Partners            Total
                                                         -------          --------            -----

Partners' equity (deficit), March 31, 1999         $     (13,659)  $    10,068,282   $   10,054,623


Sale of limited partnership units,
 Net of discounts                                              -         8,718,260        8,718,260

Sale of limited partnership units issued for
 promissory notes receivable - Note 7                          -          (730,100)        (730,100)

Collection of promissory notes receivable                                  163,000          163,000

Offering expense                                         (12,774)       (1,264,627)      (1,277,401)

Net income for the nine months ended
 December 31, 1999                                            87             8,568            8,655
                                                      ----------      ------------     ------------

Partners' equity (deficit), December 31, 1999      $     (26,346)  $    16,693,383   $   16,937,037
                                                      ==========      ============     ============




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

           For the Nine Months Ended December 31, 1999 (unaudited) and
            For the Period August 20,1998 (Date Operations Commenced)
                            Through December 31, 1998

                                                         1999             1998
                                                         ----             ----
Cash flows from operating activities:
 Net income                                    $        8,655   $       59,109
 Adjustments to reconcile net income to net
  cash used in operating activities:
  Equity in loss from limited partnerships            (19,470)         (60,610)
  Amortization                                         32,729            3,055
  Asset management fees                                11,918                -
  Change in other assets                              (20,875)               -
  Accrued fees and expense due to
   general partner and affiliates                     (36,084)           8,280
  Accounts payable                                        415                -
                                                  -----------       ----------

Net cash provided by (used in) operating activities   (22,712)           9,834
                                                  -----------       ----------
Cash flows from investing activities:
 Investment in limited partners                    (5,089,547)      (4,155,453)
 Loan receivable                                                       (50,000)
 Capitalized acquisition fees and costs              (685,691)        (493,327)
 Acquisition fees payable                             (68,330)         126,823
                                                  -----------       ----------

Net cash used in investing activities              (5,843,568)      (4,571,957)
                                                  -----------       ----------
Cash flows from financing activities:
 Initial partner contributions                              -            1,100
 Sale of limited partner units, net of discounts    7,988,160        6,679,750
 Collection of subscriptions receivable               888,375       (1,030,915)
 Collection of notes receivable                       163,000                -
 Offering expenses                                 (1,352,684)        (828,576)
 Loan payable                                               -          113,269
                                                  -----------       ----------

Net cash provided by financing activities           7,686,851        4,934,628
                                                  -----------       ----------

Net increase in cash and cash equivalents           1,820,571          372,505

Cash and cash equivalents, beginning of period      2,690,665                -
                                                  -----------       ----------

Cash and cash equivalents, end of period       $    4,511,236   $      372,505
                                                  ===========       ==========

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                       STATEMENTS OF CASH FLOWS- CONTINUED

                   For the Nine Months Ended December 31, 1999
                                   (unaudited)


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

The Partnership has incurred but did not pay-
 Capital contributions in connection
 with investments in limited partnerships                $   5,796,675
                                                           ===========

Loans receivable were applied to  notes payable
 in connection with investments in limited
 partnerships                                            $   1,043,530
                                                           ===========

The Partnership has incurred but did not pay -
 Acquisition costs in connection with investments
 in limited partnerships                                 $      19,055
                                                           ===========

The Partnership has received notes for Units             $     730,100
                                                           ===========

The Partnership has received discounts for Units         $       5,740
                                                           ===========





                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (unaudited)

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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in cash flows for the nine months ended.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 1999, 20,500 Units, representing subscriptions in the amount of $20,456,595, net of discounts of $ 27,305 for volume purchases and dealer discounts of $16,100, had been accepted (see Note
7). As of March 31, 1999, 11,776 Units, representing subscriptions in the amount of $11,738,335, net of discounts of $27,305 for volume purchases and dealer discounts of $10,360, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                                December 31, 1999
                                   (unaudited)

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

                                December 31, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $2,756,336 and $1,478,935 as of December 31, 1999 and March 31, 1999, respectively

Use of Estimates

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

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts advanced by the Partnership to two Local Limited Partnerships. The Partnership at December 31, 1999 has applied the advances against the first capital contributions due upon the purchase of the Local Limited Partnership in July 1999.


NOTE 3- INVESTMENTS IN LIMITED PARTNERSHIPS

As of the December 31, 1999 and March 31, 1999, the Partnership had acquired limited partnership interests in thirteen and six Local Limited Partnerships, respectively, each of which owns one Housing Complex except one that owns three Housing Complexes. These thirteen Housing Complexes consist of an aggregate of 538 apartment units. As of the December 31, 1999 and March 31, 1999, construction or rehabilitation of four and five, respectively, of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require the approval of the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

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

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the nine months ended December 31, 1999 and the three months ended March 31, 1999:

                                             December 31, 1999   March 31, 1999
                                             -----------------   --------------

Investment balance, beginning of period         $    7,748,624    $   6,440,762
Capital contribution paid,                           3,827,967          514,697
Capital contribution payable                         2,123,586          402,848
Loan receivable applied                              1,043,530                -
Equity in income from limited partnerships              19,470           47,263
Capitalized acquisition fees and costs                 704,746          348,261
Amortization of acquisition costs                      (32,729)          (5,207)
                                                  ------------      -----------

Investment per balance sheet, end of period     $   15,435,194    $   7,748,624
                                                  ============      ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

Selected financial information for the nine months ended December 31, 1999 and for the period August 20,1998 (Date Operations Commenced) through December 31, 1998 from the combined financial statements of the limited partnerships in which the partnership has invested is as follows:

                                                    1999              1998
                                                    ----              ----

  Total revenue                            $     529,600   $       236,400
                                             -----------      ------------

  Interest expense                                97,700            37,300
  Depreciation                                   111,500            23,000
  Operating expenses                             301,000           115,200
                                             -----------      ------------

  Total Expenses                                 510,200           175,500
                                             -----------      ------------

  Net loss                                 $      19,400   $        60,900
                                             ===========      ============

  Net loss allocable to the Partnership    $      19,470   $        60,610
                                             ===========      ============
  Net loss recognized by the
   Partnership                             $      19,470   $        60,610
                                             ===========      ============

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid to the General Partner or its affiliates as of December 31, 1999 and March 30, 1999 approximately $2,756,336 and $1,478,935, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $2,141,336 and
     $1,125,655 as of December 31, 1999 and March 30, 1999, respectively, was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through December 31, 1999 and March 31, 1999, the aggregate amount of acquisition fees paid or accrued was approximately $1,435,000 and $789,740, respectively.

(c) Acquisition Expense. The Partnership accrued to or paid to the General Partner or its affiliates for acquisition expense expended by such persons on behalf of the Partnership of approximately $111,334 and $51,849 as of December 31, 1999 and March 31, 1999, respectively. The limit on this reimbursement is 1.5% of Gross Proceeds.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, CONTINUED

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $31,018 and $8,096 were incurred during the nine months ended December 31, 1999 and three months March 31, 1999, respectively, of which $19,100 and $0 was paid during the nine months ended December 31, 1999 and three months ended March 31, 1999, respectively.

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


The accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                       December 31, 1999      March 31, 1999
                                       -----------------      --------------

Acquisition fees                          $            -      $       68,330
Asset management fee payable                      20,014               8,096
Commissions payable to affiliate                       -              29,129
Reimbursement for expenses paid
 by an affiliate                                  (3,502)             78,736
Acquisition expense reimbursement
 due to affiliate                                 19,055                   -
                                             -----------         -----------

                                          $       35,567      $      184,291
                                             ===========         ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

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

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE

During the nine months period ending December 31, 1999, the Partnership received subscriptions for 8,724 Units, net of dealer discounts, and promissory notes receivable of $5,740 and $567,100, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During the nine months period ending December 31, 1999, the Partnership acquired six limited partnerships interests which required capital contributions totaling approximately $6,995,083, of which $1,043,530 has been advanced as of March 31, 1999 and has been reflected in loans receivable in the balance sheet (see Note
2) and $3,827,967 had been contributed during the nine months period ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $4,511,000 in cash and aggregate investments in the thirteen Local Limited Partnerships of $15,435,000. Liabilities at December 31, 1999 primarily consisted of $2,844,000 payable to limited partnerships, $155,000 note payable, and $36,000 of and accrued fees and expenses due to the General Partner, respectively.

Results of Operations

Three Months Ended December 31, 1999 . The Partnership's net income for the three months ended December 31, 1999 was $31,000, consisting of interest income of $72,000, and equity in income from limited partnerships of 51,000, offset by operating expenses of $(92,000).

Nine Months Ended December 31, 1999. The Partnership's net income for the nine months ended December 31, 1999 was $9,000, consisting of interest income of $187,000, and equity in income from limited partnerships of 19,000, offset by operating expenses of $198,000.

Cash Flows

Nine Months Ended December 31, 1999. Net cash provided during the nine months ended December 31, 1999 was $1,821,000. The cash flow consists of cash provided by financing activities of $7,687,000, offset by cash used in investing activities of $5,844,000, and cash used in operating activities of $23,000. Cash provided by financing primarily was generated by the sale of Units and collection of subscriptions receivable offset by offering costs. Cash used by investing activities resulted from the purchase of interest in Local Limited Partnerships and the associated acquisitions cost and fees.

During the nine months ended December 31, 1999, accrued payables, consisting of accrued offering, acquisition, and management fees decreased by $148,000.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:  WNC & Associates, Inc.         General Partner



By: /s/ Will Cooper, Jr.

Will Cooper, Jr., President
WNC & Associates, Inc.

Date: February 22, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 22, 2000