Form 10-K
period 2000-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2000-09-25
CIK 1037156

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

       X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March, 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X.

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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement which was declared effective on June 23, 1997, a Prospectus dated June 23, 1997 and Supplements thereto, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Units"), at a price of $1,000 per Unit. As of March 31, 2000, the Partnership had received and accepted subscriptions for 20,500 Units in the amount of $20,456,595, net of dealer discounts of $16,100 and volume discounts of $27,305, of which $5,000 was represented by unpaid promissory notes of the subscribers at March 31, 2000. Holders of Units are referred to herein as "Limited Partners."

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

As of March 31, 2000, the Partnership had invested in twelve Local Limited Partnerships. Each of these Local Limited Partnerships owns an Housing Complex that is or is expected to be eligible for the Federal Low Income Housing Credit, except for one Local Limited Partnership which owns three Housing Complexes. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

As of March 31, 2000, three of the Housing Complexes were still under construction. The Housing Complexes were being developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. During the year ended March 31, 2000, six additional Housing
Complexes, owned by six Local Limited Partnerships, were acquired, of which three were operating at the time of acquisition. The Partnership became the principal limited partner or non-managing member in these Local Limited Partnerships pursuant to arm's-length negotiations with the respective Local General Partners. As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complex.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fourteen Housing Complexes in twelve Local Limited Partnerships as of the dates and for the periods indicated:

                                                              ----------------------------  ----------------------------------------
                                                                   As of March 31, 2000             As of December 31, 1999
                                                              ----------------------------  ----------------------------------------
                                                              Partnership's     Amount of                  Estimated    Encumbrances
                                                              Total Investment  Investment  Number         Low Income   of Local
                                                              in Local Limited  Paid to     of      Occu-  Housing      Limited
Partnership Name    Location        General Partner Name      Partnerships      Date        Units   pancy  Credits (1)  Partnerships
------------------------------------------------------------------------------------------  ----------------------------------------
Brighton Ridge      Edgefield,      The Piedmont Foundation
Apartments, L.P.    South Carolina  of South Carolina, Inc.  $    926,000  $   892,000       44     100%  $       -    $  1,165,000

Cotton Mill         Rock Island,    Elderly Living Develop-
Elderly Living      Illinois        ment, Inc. and Quad
Center, L.P.                        Cities Redevelopment
                                    Resources, Inc.             1,040,000    1,040,000       31      (1)        (1)               -

Country Club        Richmond,       Mark-Dana Corporation
Investors, L.P.     Virginia                                      305,000      268,000       97      95%          -       2,806,000

Desloge Associates  Desloge,        East Missouri Action
I, L.P.             Missouri        Agency, Inc.                1,059,000    1,059,000       32     100%          -         630,000

Kechel Towers, L.P. Logansport,     Compass Square Develop-
                    Indiana         ment Corporation            1,348,000    1,191,000       23     100%          -       1,349,000

Ottawa I, L.P.      Oglesby,        Michael K. Moore              403,000      383,000       32     100%          -       1,510,000
                    Illinois

Preservation        Pontiac and     Michael K. Moore and
Partners I, L.P.    Taylorville,    Affordable Housing
                    Illinois        Development Fund, Inc.        515,000      490,000       60      94%          -       2,056,000

St. Susanne         Mt. Vernon,     Southwind Community
Associates I, L.P.  Missouri        Development                   255,000      204,000       16      (1)        (1)          74,000

Summer Wood Ltd.    Camden,         ACHR Housing Corporation
                    Alabama                                     1,237,000    1,158,000       32      69%          -         965,000

Trenton Village     Trenton,        MBL Development, Co.        1,018,000      922,000       32      94%          -         726,000
Apartments, L.P.    Missouri

United Development  Memphis,        Harold E. Buehler, Sr.
Co.,  L.P. - 97.0.  Tennessee       and Jo Ellen Buehler        2,813,000    2,541,000       60     100%          -       1,311,000

West Mobile County  Theodore,       Apartment Developers, Inc.
Housing, Ltd.       Alabama         and Thomas H. Cooksey       1,831,000    1,350,000       55      (1)        (1)         666,000
                                                               ----------   ----------     ----      ---   --------      ----------
                                                             $ 12,750,000  $11,498,000      514      95%  $       -    $ 13,258,000
                                                               ==========   ==========     ====      ===   ========      ==========


(1) The apartment complexes are under construction and cost certification has yet to be completed.

                            ----------------------------------------  ----------------------------------------------
                                    For the year ended
                                     December 31, 1999                            Low Income Housing Credits
                            ----------------------------------------  ----------------------------------------------
                                                                              Credits Allocated     Year to be First
Partnership Name                 Rental Income            Net Income            to Partnership         Available
--------------------------------------------------------------------  ----------------------------------------------
Brighton Ridge Apartments L.P.      $  167,000            $  (62,000)                  98.98%                   1999

Cotton Mills Elderly Living
Center, L.P.                                 -                 2,000                   99.98%                   2000

Country Club Investors, L.P.           523,000               (90,000)                  66.99%                   1999

Desloge Associates I, L.P.              47,000               (15,000)                  99.89%                   1999

Kechel Towers, L.P.                     18,000                13,000                   99.98%                   1999

Ottawa I, L.P.                         117,000               (51,000)                  99.98%                   1999

Preservation Partners I, L.P.          234,000              (130,000)                  99.98%                   1999

St. Susanne Associates I, L.P.               -                     -                   99.98%                   2000

Summer Wood Ltd.                         6,000               (16,000)                  99.98%                   1999

Trenton Village Apartments, L.P.        28,000               (16,000)                  99.98%                   1999

United Development Co. L.P.
97.0, L.P.                             175,000               (15,000)                  99.98%                   1999

West Mobile County Housing, Ltd.             -                     -                   99.98%                   2000
                                     ---------              --------
                                   $ 1,315,000            $ (380,000)
                                     =========              ========


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

(b)  At March 31, 2000, there were 1,050 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received no Low Income Housing Credits in 1998.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

Item 6.  Selected Financial Data

Selected Balance Sheet information for the Partnership is as follows:

                                                                        March 31                    December 31
                                                             --------------------------------    ------------------
                                                                 2000              1999                1998
                                                             -------------     --------------    ------------------
ASSETS
Cash and cash equivalents                                  $    4,501,538    $     2,690,665   $           372,505
Subscriptions receivable                                                -            893,370             1,030,915
Investments in limited partnerships, net                       13,829,634          7,748,624             6,440,762
Loans receivable                                                  154,878
Other assets                                                       31,378          1,043,530                50,000
                                                             -------------     --------------    ------------------

                                                           $   18,517,428    $    12,376,189   $         7,894,182
                                                             =============     ==============    ==================

LIABILITIES
Payables to limited partnerships                           $    1,252,287    $     2,137,275   $         1,734,427
Loan payable                                                                               -               113,269
Accrued fees and expenses due to general partner and
 affiliates                                                        35,171            184,291               173,323

PARTNERS' EQUITY                                               17,229,970         10,054,623             5,873,163
                                                             -------------     --------------    ------------------

                                                           $   18,517,428    $    12,376,189   $         7,894,182
                                                             =============     ==============    ==================


Selected results of operations, cash flows and other information for the Partnership is as follows for the year ended March 31, 2000, the three months ended March 31, 1999 and the period from August 20, 1998 (Date Operations Commenced) to December 31, 1998:

                                                               For the           For the          For the period
                                                              year ended       three months       from August 20,
                                                               March 31       ended March 31    1998 to December 31
                                                             -------------    --------------    -------------------
                                                                 2000              1999                 1998
                                                             -------------    --------------    -------------------
Net income(loss) from operations                           $       97,572    $        (3,249)  $             (1,501)
Equity in income(loss) of limited partnerships                   (520,281)            47,263                 60,610
Other losses                                                      (85,727)                 -                      -
                                                             -------------     --------------    -------------------

Net income(loss)                                           $     (508,436)   $        44,014   $             59,109
                                                             =============     ==============    ===================

Net income allocated to:
 General partner                                           $       (5,084)   $           440   $                591
                                                              =============     ==============    ===================

 Limited partners                                          $     (503,352)   $        43,574   $             58,518
                                                              =============     ==============    ===================

Net income(loss) per limited partner unit                  $       (25.55)   $          4.26   $              16.38
                                                              =============     ==============    ===================

Outstanding weighted limited partner units                         19,697             10,218                  3,573
                                                             =============     ==============    ===================

                                                               For the           For the           For the period
                                                              year ended       three months        from August 20,
                                                               March 31       ended March 31     1998 to December 31
                                                              -------------     --------------    -------------------
                                                                 2000              1999                 1998
                                                             -------------     --------------    -------------------
Net cash provided by (used in):

   Operating activities                                    $       28,533    $        34,356   $              1,554
   Investing activities                                        (6,692,518)        (1,914,981)            (4,525,457)
   Financing activities                                         8,474,858          4,198,785              4,896,408
                                                             -------------     --------------    -------------------

Net change in cash and cash equivalents                         1,810,873          2,318,160                372,505

Cash and cash equivalents, beginning of period                  2,690,665            372,505                      -
                                                             -------------     --------------    -------------------

Cash and cash equivalents, end of period                   $    4,501,538    $     2,690,665   $            372,505
                                                             =============     ==============    ===================

Low Income  Housing Credit per Unit was as follows for the period ended December
31:
                                                                           1999                     1998
                                                                           ----                     ----

Federal                                                          $                   25   $                    -

State                                                                                 -                        -
                                                                   ---------------------    ---------------------

Total                                                            $                   25   $                    -
                                                                   =====================    =====================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Financial Condition

The Partnership's assets at March 31, 2000 consisted primarily of $4,502,000 in cash, aggregate investments in twelve Local Limited Partnerships of $13,830,000 and loans receivable of $155,000. Liabilities at March 31, 2000 primarily consisted of $1,252,000 of estimated future capital contributions to the Local Limited Partnerships and $35,000 of accrued fees and advances due to the General Partner and affiliates.

The Partnership offered Units for sale to the public until June 23, 1999, at which time total limited partner capital raised was $20,500,000.

Results of Operations

The Partnership commenced operations on August 20, 1998. As a result, there are no comparative results of operations or financial condition from prior periods to report. Net loss for the year ended March 31, 2000 was principally composed of equity in losses from the Local Limited Partnerships, operating expenses and interest income. Net income for the year ended December 31, 1998 was principally composed of equity in income from the Local Limited Partnerships, and nominal operating expenses and interest income. The two periods are not comparable as minimal operations occurred during 1998. As of March 31, 2000, three of the Local Limited Partnerships were under construction. During the year ended March 31, 2000, six additional Housing Complexes, owned by six Local Limited Partnerships, were acquired, of which three were operating at the time of acquisition. As of March 31, 1999, four of the Local Limited Partnerships acquired by March 31, 1999 were under going rehabilitation at March 31, 1999.

The Partnership recognized losses on sale of securities of approximately $(85,737) for the year ended March 31, 2000 as compared to $0 for the year ended December 31, 1998. The realized loss experienced from the sale of securities was the result of market fluctuations that reduced the values of certain tax-exempt investments by $(85,737). In order to avoid future losses, these investments were liquidated in October 1999. The cash generated from the sale of these investments was reinvested in tax-exempt, auction rate preferred instruments that are highly liquid and diversified securities backed by 200% collateral. Accordingly, losses from investing activities are not expected to recur in the future.

Cash Flows

Cash flows provided by operating activities for the year ended March 31, 2000 and the year ended December 31, 1998 included interest income from cash investments offset by miscellaneous costs of operations. For the year ended March 31, 2000, cash flows used in investing activities substantially consisted of capital contributions paid to Local Limited Partnerships of $5,784,000, capitalized acquisition fees and costs of $754,000, offset by loan receivable payment of $155,000. For the period ended December 31, 1998, cash used in investing activities consisted of $4,156,000 paid to Local Limited Partnerships, $50,000 extended in notes receivable and $493,000 of capitalized acquisition costs and fees. Cash flows provided by financing activities for the year ended March 31, 2000, primarily consisted of net proceeds from the sale of Units of $8,718,000 and the collection of $1,197,000 of subscriptions receivable, offset by $1,411,000 in offering costs. Cash flows provided by financing activities for the period ended December 31, 1998, primarily consisted of net proceeds from the sale of Units of $6,680,000 and offset by $1,031,000 of subscriptions receivable, and offset by $867,000 in offering costs and principal loans in the amount of $113,000.

Since March 31, 2000, the Partnership has raised equity capital sufficient to satisfy all of its identified obligations. In this regard, the Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has not encountered significant year 2000 issues to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the period August 20, 1998 (date operations commenced) through December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 60%, 27% and 42% of the total assets of the Partnership at March 31, 2000 and 1999, and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) as of March 31, 2000 and 1999, and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the period August 20, 1998 (date operations commenced) through December 31, 1998, in conformity with generally accepted accounting principles.




                            /s/ BDO SEIDMAN, LLP
                                BDO SEIDMAN, LLP


Orange County, California
July 6, 2000

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                    March 31                   December 31
                                                         -------------------------------     ----------------
                                                             2000              1999               1998
                                                         -------------     -------------     ----------------
ASSETS
Cash and cash equivalents                              $    4,501,538    $    2,690,665    $         372,505
Subscriptions receivable (Note 8)                                   -           893,370            1,030,915
Investments in limited partnerships, net (Note 3)          13,829,634         7,748,624            6,440,762
Loans receivable (Note 2)                                     154,878         1,043,530               50,000
Other assets                                                   31,378                 -                    -
                                                         -------------     -------------     ----------------

                                                       $   18,517,428    $   12,376,189    $       7,894,182
                                                         =============     =============     ================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)             $    1,252,287    $    2,137,275    $       1,734,427
 Loan payable (Note 6)                                              -                 -              113,269
 Accrued fees and advances due to General
  Partner and affiliate (Note 4)                               35,171           184,291              173,323
                                                         -------------     -------------     ----------------

     Total liabilities                                      1,287,458         2,321,566            2,021,019
                                                         -------------     -------------     ----------------
Partners' equity (deficit)
 General partner                                              (32,128)          (13,659)              (7,977)
 Limited partners (25,000 units authorized;
  20,500,  11,776 and 6,944 units  outstanding
  at March 31,  2000,  1999 and
  December 31, 1998, respectively)                         17,262,098        10,068,282            5,881,140
                                                         -------------     -------------     ----------------

  Total partners' equity                                   17,229,970        10,054,623            5,873,163
                                                         -------------     -------------     ----------------

                                                       $   18,517,428    $   12,376,189    $       7,894,182
                                                         =============     =============     ================

                 See accompanying notes to financial statements
                                       13

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                                                       For the Period
                                                                                                       August 20, 1998
                                                                                                      (Date Operations
                                                   For the Year Ended          For the Three         Commenced) Through
                                                         March 31          Months Ended March 31        December 31
                                                  --------------------    ---------------------     ---------------------
                                                         2000                     1999                      1998
                                                  --------------------    ---------------------     ---------------------
Interest income                                 $             237,012   $               15,869    $                6,003
                                                  --------------------    ---------------------     ---------------------
Operating expenses:
 Amortization (Note 3)                                         45,616                    5,207                     3,055
 Management fees (Note 4)                                      54,064                    8,096                         -
 Other                                                         39,760                    5,815                     4,449
                                                  --------------------    ---------------------     ---------------------

     Total operating expenses                                 139,440                   19,118                     7,504
                                                  --------------------    ---------------------     ---------------------

Income(loss) from operations                                   97,572                   (3,249)                   (1,501)

Other expenses and losses:
 Equity in (losses)income of limited
  partnerships (Note 3)                                      (520,281)                  47,263                    60,610

   Loss from sale of securities (Note 9)                      (85,727)                       -                         -
                                                  --------------------    ---------------------     ---------------------

Total other expenses and losses                              (606,008)                  47,263                    60,610
                                                  --------------------    ---------------------     ---------------------

Net income(loss)                                $            (508,436)  $               44,014    $               59,109
                                                  ====================    =====================     =====================
Net income allocated to:
 General partner                                $              (5,084)  $                  440    $                  591
                                                  ====================    =====================     =====================

 Limited partners                               $            (503,352)  $               43,574    $               58,518
                                                   ====================    =====================     =====================

Net income per limited partner unit             $              (25.55)  $                 4.26    $                16.38
                                                   ====================    =====================     =====================

Outstanding weighted limited partner units                     19,697                   10,218                     3,573
                                                   ====================    =====================     =====================

                 See accompanying notes to financial statements
                                       14

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

                                                              General             Limited
                                                              Partner             Partners             Total
                                                           ---------------     ---------------     ---------------

Contribution from general partner on August 20, 1998     $            100   $           1,000    $          1,100

Sale of limited partnership units, net of discounts
 of $1,750                                                              -           6,942,250           6,942,250

Sale of limited partnership units issued for promissory
 notes receivable (Note 8)                                              -            (262,500)           (262,500)

Offering expenses                                                  (8,668)           (858,128)           (866,796)

Net income                                                            591              58,518              59,109
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at December 31, 1998                    (7,977)          5,881,140           5,873,163

Sale of limited partnership units, net of discounts                     -           4,796,085           4,796,085

Sale of limited partnership units issued for
 promissory notes receivable (Note 8)                                   -            (231,500)           (231,500)

Collection of notes receivable (Note 8)                                 -             185,000             185,000

Offering expenses                                                  (6,122)           (606,017)           (612,139)

Net income                                                            440              43,574              44,014
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 1999                      (13,659)         10,068,282          10,054,623

Sale of limited partnership units, net of discounts                     -           8,718,260           8,718,260

Collection of notes receivable                                          -             304,000             304,000

Offering expenses                                                 (13,385)         (1,325,092)         (1,338,477 )

Net loss                                                           (5,084)           (503,352)           (508,436 )
                                                           ---------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2000             $        (32,128)  $      17,262,098    $     17,229,970

                                                           ===============     ===============     ===============


                 See accompanying notes to financial statements
                                       15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                                         For The Period
                                                                                                         August 20, 1998
                                                                                 For The Three          (Date Operations
                                                      For The Year Ended          Months Ended          Commenced) Through
                                                           March 31                 March 31                December 31
                                                    ---------------------     ------------------     -----------------------
                                                            2000                    1999                      1998
                                                    ---------------------     ------------------     -----------------------
Cash flows from operating activities:
 Net income (loss)                                $             (508,436)   $            44,014    $                 59,109
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Amortization                                                    45,616                  5,207                       3,055
  Equity in losses (income) of limited
   partnerships                                                  520,281                (47,263)                    (60,610)
  Change in other assets                                         (31,378)                     -                           -
  Change in accrued fees and expenses due to
   general partner and affiliates                                  2,450                 32,398                           -
                                                    ---------------------     ------------------     -----------------------

Net cash provided by operating activities                         28,533                 34,356                       1,554
                                                    ---------------------     ------------------     -----------------------

Cash flows from investing activities:
 Investments in limited partnership, net                      (5,783,619)              (514,697)                 (4,155,453)
 Loan receivable                                                (154,878)              (993,530)                    (50,000)
 Capitalized acquisition costs and fees                         (704,746)              (348,261)                   (493,327)
 Accrued and unpaid acquisition fees and
  advances due to affiliate of general
  partner                                                        (49,275)               (58,493)                    173,323
                                                    ---------------------     ------------------     -----------------------

Net cash used in investing activities                         (6,692,518)            (1,914,981)                 (4,525,457)
                                                    ---------------------     ------------------     -----------------------

Cash flows from financing activities:
 Initial partner contributions                                         -                      -                       1,100
 Sale of limited partner units                                 8,718,260              4,749,585                   6,679,750
 Subscriptions receivable                                      1,197,370                137,545                  (1,030,915)
 Offering expenses                                            (1,440,772)              (575,076)                   (866,796)
 Increase (decrease) in loan payable                                   -               (113,269)                    113,269
                                                    ---------------------     ------------------     -----------------------

Net cash provided by financing activities                      8,474,858              4,198,785                   4,896,408
                                                    ---------------------     ------------------     -----------------------

Net change in cash and cash equivalents                        1,810,873              2,318,160                     372,505

Cash and cash equivalents, beginning of period                 2,690,665                372,505                           -
                                                    ---------------------     ------------------     -----------------------

Cash and cash equivalents, end of period/year     $            4,501,538    $         2,690,665    $                372,505
                                                    =====================     ==================     =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
 Interest paid                                    $               10,397    $             1,262    $                      -
                                                    =====================     ==================     =======================

 Taxes paid                                       $                  800    $                 -    $                    800
                                                    =====================     ==================     =======================

                 See accompanying notes to financial statements
                                       16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


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

The general partner is WNC & Associates, Inc. ("WNC" or the "General Partner"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2000, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. As of March 31, 1999, 11,776 Units, representing subscriptions in the amount of $11,738,335, net of discounts of $27,305 for volume purchases and dealer discounts of $10,360, had been accepted. As of December 31, 1998, 6,944 Units representing subscriptions in the amount of $6,942,250, net of discounts of $1,750 for volume purchases, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

Changes in Reporting Year End

In 1999, the Partnership elected to change it's year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

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

Income from limited partnerships for the period August 20, 1998 (Date Operations Commenced) through December 31, 1998 has been recorded by the Partnership based on reported results provided by this Local Limited Partnerships. Income from limited partnerships for the three months ended March 31, 1999 has been estimated by management of the Partnership. Losses from Local Limited Partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,412, $1,478,935 and $866,796 as of March 31, 2000, 1999 and December 31,
1998, respectively.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2000, 1999 and December 31, 1998 the Partnership had cash equivalents of $3,260,626, $52,271 and $6,087, respectively.

Concentration of Credit Risk

At March 31, 2000, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (8.5%, 8.00% and 8.25% at March 31, 2000, 1999 and December 31, 1998, respectively). A loan receivable with a balance of $154,878 at March 31, 2000 is due from one Local Limited Partnership, in which an interest was not acquired. Loans receivable with balances of $643,530 and $400,000 at March 31, 1999 were collectible from two Local Limited Partnerships, in which interests were acquired subsequent to March 31, 1999. A loan receivable with a balance of $50,000 at December 31, 1998 was collectible from one Local Limited Partnership, in which an interest was acquired on January 14, 1999.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 2000, 1999 and December 31, 1998, the Partnership had acquired Limited Partnership interests in twelve, six and four Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership acquired during the three months ended March 31, 1999 which owns three Housing Complexes, consisting of an aggregate of 514, 260 and 168 apartment units, respectively. As of March 31, 2000, construction or rehabilitation of three of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investment in Local Limited Partnerships as reflected in the balance sheets at March 31, 2000 and 1999 are approximately $3,661,000 and $3,351,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements (see
Note 5). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2000, no investment accounts in Local Limited Partnerships had reached a zero balance.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Following is a summary of the equity method activity of the investment in the Local Limited Partnerships for the periods presented:

                                                                                                For The Period
                                                                                                August 20, 1998
                                                                     For The Three             (Date Operations
                                             For The Year Ended      Months Ended             Commenced) Through
                                               March 31, 2000        March 31, 1999            December 31, 1998
                                             ------------------  ----------------------    ------------------------
Investments per balance sheet, beginning
 of period                                 $         7,748,624 $             6,440,762   $                       -
Capital contributions paid, net                      5,211,780                 514,697                   4,155,453
Capital contributions to be paid                       805,242                 402,848                   1,734,427
Equity in income/(losses) of limited
 partnerships                                         (520,281)                 47,263                      60,610
Tax credit adjustments                                 (74,861)                      -                           -
Capitalized acquisition fees and costs                 704,746                 348,261                     493,327
Amortization of paid acquisition fees
 and costs                                             (45,616)                 (5,207)                     (3,055)
                                             ------------------  ----------------------    ------------------------
Investment per balance sheet, end of
 period                                    $        13,829,634 $             7,748,624   $               6,440,762
                                             ==================  ======================    ========================

The financial information from the individual financial statements of the Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December
31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEET
                                                                           1999                      1998
                                                                   ---------------------     ---------------------
ASSETS

Buildings and improvements (net of accumulated depreciation
 for 1999 and 1998 of $779,000 and $25,000, respectively)        $           21,688,000    $              901,000
Land                                                                          1,268,000                   433,000
Construction in progress                                                      3,053,000                 1,748,000
Other assets (including due from affiliates for 1999 and
 1998 of $268,000 and $265,000, respectively)                                 1,899,000                 4,114,000
                                                                   ---------------------     ---------------------

                                                                 $           27,908,000    $            7,196,000
                                                                   =====================     =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED BALANCE SHEET, Continued

                                                                           1999                      1998
                                                                   ---------------------     ---------------------
LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                          $           13,258,000    $            1,780,000
Other liabilities (including payables to affiliates for 1999
 and 1998 of $2,221,000 and $80,000, respectively)                            3,076,000                   137,000
                                                                   ---------------------     ---------------------

                                                                             16,334,000                 1,917,000
                                                                   ---------------------     ---------------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 6                               10,169,000                 4,398,000
Other partners                                                                1,405,000                   881,000
                                                                   ---------------------     ---------------------

                                                                             11,574,000                 5,279,000
                                                                   ---------------------     ---------------------

                                                                 $           27,908,000    $            7,196,000
                                                                   =====================     =====================

                   COMBINED CONDENSED STATEMENT OF OPERATIONS
                                                                           1999                      1998
                                                                   ---------------------     ---------------------

Revenues                                                         $            1,393,000    $              236,000
                                                                   ---------------------     ---------------------
Expenses:
 Operating expenses                                                             781,000                   175,000
 Interest expense                                                               429,000                         -
 Depreciation and amortization                                                  563,000                         -
                                                                   ---------------------     ---------------------

Total expenses                                                                1,773,000                   175,000
                                                                   ---------------------     ---------------------

Net income(loss)                                                 $             (380,000)   $               61,000
                                                                   =====================     =====================

Net income (loss) allocable to the Partnership                   $             (341,000)   $               61,000
                                                                   =====================     =====================

Net income (loss) recorded by the Partnership                    $             (520,000)   $               61,000
                                                                    =====================     =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998



NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2000 and 1999 and December 31, 1998, the Partnership incurred acquisition fees of $1,435,000, $789,740 and $464,555, respectively. Accumulated amortization of these capitalized costs was $50,202, $7,619 and $2,760 for March 31, 2000 and 1999 and December 31, 1998, respectively.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of March 31, 2000 and 1999 and December 31, 1998, the Partnership incurred acquisition costs of $111,334, $51,848 and $28,772, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $3,676, $643 and $295 as of March 31, 2000, 1999 and December 31, 1998, respectively.

         An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $54,064, $8,096 and $0 were incurred during the year ended March 31, 2000, the three months ended March 31, 1999 and the period ended December 31, 1998, respectively, of which $51,614, $0 and $0 were paid during the year ended March 31, 2000, the three months ended March 31, 1999 and the period ended December 31, 1998, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                                            March 31                  December 31
                                                                 --------------------------------    --------------
                                                                     2000              1999              1998
                                                                 --------------    --------------    --------------

Acquisition fees                                               $        19,054   $        68,330   $       135,103
Asset management fee payable                                            10,546             8,096                 -
Commissions payable to affiliate                                         2,275            29,129            38,220
Reimbursement for expenses paid by the
 General partner or an affiliate                                         3,296            78,736                 -

                                                                 --------------    --------------    --------------

                                                               $        35,171   $       184,291   $       173,323
                                                                 ==============    ==============    ==============

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 6 - LOAN PAYABLE

The Partnership had a $1,000,000 line-of-credit with a bank which expired June 1, 1999. The line bore interest at the prime rate plus 0.50% (8.25% at December 31, 1998) and was secured by subscriptions receivable and guaranteed by WNC. The loan was paid off in January 1999.

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

During the three month period ending March 31, 1999, the Partnership received subscriptions for 4,832 Units which included subscriptions receivable of $703,375, net of dealer discounts, and promissory notes receivable of $231,500, all which was collected during the year ended March 31, 2000. In 1998, the Partnership had received promissory notes of $262,500 related to the sale of Units, of which $185,000 was collected subsequent to March 31, 1999.

From April 1, 1999 through June 23, 1999, the date of closing the fund, the Partnership received subscriptions for an additional 8,724 Units, for which it has received net cash totaling $8,718,260. Notes receivable totaling $5,000 remain outstanding as of March 31, 2000.

NOTE 9 - LOSS FROM SALE OF SECURITIES

The $(85,727) realized loss experienced in fiscal 2000 from the sale of securities was the result of market fluctuations that reduced the values of certain tax-exempt investments by $85,727. In order to avoid future losses, these investments were liquidated in October 1999. The cash generated from the sale of these investments was reinvested in tax-exempt, auction rate preferred instruments that are highly liquid and diversified securities backed by 200% collateral.

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

Wilfred N. Cooper, Sr., age 69, is the founder, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice-Chairman, a Director, member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch which constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid to the General Partner or its affiliates as of March 31, 2000 and 1999 and December 31, 1998 approximately $2,817,412, $1,478,935 and $866,796, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $2,202,411, $1,125,655 and $675,500 as of March 31, 2000,
     1999, and December 31, 1998, respectively, was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through March 31, 2000, 1999, and December 31, 1998, the aggregate amount of acquisition fees paid or accrued was approximately $1,435,000, $789,740 and $464,555, respectively.

(c) Acquisition Expense. The Partnership accrued to or paid to the General Partner or its affiliates for acquisition expense expended by such persons on behalf of the Partnership of approximately $111,334, $51,848 and $28,772 as of March 31, 2000, 1999, and December 31, 1998, respectively. The limit on this reimbursement is 1.5% of Gross Proceeds.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $54,064, $8,096 and $0 were incurred during the year ended March 31, 2000, the three months ended March 31, 1999 and December 31, 1998, respectively, of which $51,614 was paid for the year ended March 31, 2000 and $0 were paid during the three months ended March 31, 1999 and the period ended December 31, 1998.

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

(f) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $17,000, $1,000 and $3,000 during the year ended March 31, 2000, the three months ended March 31, 1999 and the period ended December 31, 1998, respectively.

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

     No person is known to own beneficially in excess of 5% of the outstanding units.

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

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Balance Sheets, March 31, 2000, 1999 and December 31, 1998
         Statements of Operations for the year ended March 31, 2000, the three months ended March 31, 1999 and the period August 20, 1998 (Date Operations Commenced) Through December 31, 1998
         Statements of Partners'  Equity (Deficit) for the year ended  March 31,
          2000, the three months ended March 31, 1999 and the period August 20, 1998 (Date Operations Commenced) Through December 31, 1998
         Statements of Cash Flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the period August 20, 1998 (Date Operations Commenced) Through December 31, 1998
         Notes to Financial Statements

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

10.6 Amended and Restated Agreement of Limited Partnership of Preservation Partners I Limited Partnership filed as Exhibit 10.1 to the current report on Form 8-K dated January 29, 1999, is herein incorporated by reference as Exhibit 10.6.

10.7 Second Amendment to the Amended and Restated Agreement of Limited Partnership of Brighton Ridge Apartments, L.P. filed as Exhibit
         10.3 to the amendment to the current report on Form 8K/A dated December 28, 1998, is hereby incorporated by reference herein as Exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Ottawa I Limited Partnership filed as Exhibit 10.2 to the current report on Form 8-K dated January 29, 1999, is herein incorporated by reference as
         Exhibit 10.7.

10.9 Amended and Restated Agreement of Limited Partnership of Summer Wood, Ltd. Filed as Exhibit 10.1 to the current report on Form 8-K dated May
          7, 1999, is herein incorporated by reference as Exhibit 10.8.

10.10 Amended and Restated Agreement of Limited Partnership of West Mobile County Housing Ltd filed as Exhibit 10.1 to the current report on Form 8-K dated July 16, 1999, is herein incorporated by reference as Exhibit 10.9.

10.11 Amended and Restated Agreement of Limited Partnership of Cotton Mill Elderly Living Center, L.P. filed as Exhibit 10.10 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as Exhibit 10.1.

10.12 Amended and Restated Agreement of Limited Partnership of Country Club Investors, L.P. filed as Exhibit 10.11 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as
         Exhibit 10.2.

10.13 Amended and Restated Agreement of Limited Partnership of Kechel Tower L.P. filed as Exhibit 10.12 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as Exhibit 10.3.

10.14 Amended and Restated Agreement of Limited Partnership of St. Susanne Associates I, L.P. filed as Exhibit 10.13 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as
         Exhibit 10.4.

21.1 Financial statements of United Development Co., L.P. - 97.0 (60 Homes) for the year ended December 31, 1998, together with auditors report thereon, a significant subsidiary of the Partnership to the report Form 10-K dated July 23, 1999.

(d)      Financial  statement  schedules  follow as set forth in  subsection (a)
         (2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6


The audits referred to in our report dated July 6, 2000, relating to the 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.





                                       /s/ BDO SEIDMAN, LLP
                                           BDO SEIDMAN, LLP

Orange County, California
July 6, 2000

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                      ----------------------------  ------------------------------------------------
                                                          As of March 31, 2000                  As of December 31, 1999
                                                      ----------------------------  ------------------------------------------------
                                                       Total            Amount of    Encumbrances
                                                       Investment in    Investment   of Local       Property                  Net
                                                       Local Limited    Paid         Limited         and       Accumulated    Book
 Partnership Name               Location               Partnerships     to Date      Partnerships   Equipment  Depreciation   Value
----------------------------------------------------------------------------------  ------------------------------------------------
Brighton Ridge Limited          Edgefield, South
Partnership                     Carolina             $     926,000  $   892,000  $ 1,165,000    $  2,378,000  $   84,000 $ 2,294,000

Cotton Mill Elderly Living      Rock Island,
Center, L.P.                    Illinois                 1,040,000    1,040,000            -       1,043,000           -   1,043,000

Country Club Investors, L.P.    Richmond
                                Virginia                   305,000      268,000    2,806,000       3,692,000     384,000   3,308,000

Desloge Associates I, L.P.      Desloge,
                                Missouri                 1,059,000    1,059,000      630,000       2,065,000      31,000   2,034,000

Kechel Towers, L.P.             Logansport,
                                Indiana                  1,348,000    1,191,000    1,349,000       1,909,000      16,000   1,893,000

Ottowa I, L.P.                  Oglesby, Illinois          403,000      383,000    1,510,000       1,989,000      79,000   1,910,000

Preservation Partners I, L.P.   Pontiac and
                                Taylorville,
                                Illinois                   515,000      490,000    2,056,000       2,580,000      97,000   2,483,000

St. Susanne Associates I, L.P.  Mt. Vernon,
                                Missouri                   255,000      204,000       74,000         227,000           -     227,000

Summer Wood, Ltd.               Camden
                                Alabama                  1,237,000    1,158,000      965,000       2,118,000      13,000   2,105,000

Trenton Village Apartments,     Trenton, Missouri        1,018,000      922,000      726,000       2,123,000      17,000   2,106,000
L.P.

United Development Co.          Memphis,
97.0, L.P                       Tennessee            $   2,813,000  $ 2,541,000    1,311,000       4,448,000      58,000   4,390,000

West Mobile County Housing,     Theodore,
Ltd.                            Alabama                  1,831,000    1,350,000      666,000       2,216,000           -   2,216,000
                                                        ----------   ----------   ----------      ----------     -------  ----------
                                                     $  12,750,000  $11,498,000  $13,258,000    $ 26,788,000  $  779,000 $26,009,000
                                                        ==========   ==========   ==========      ==========     =======  ==========

                                       32

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                        ---------------------------------------------------------------------------
                                                               For the Year Ended December 31, 1999
                                        ---------------------------------------------------------------------------
                                                                            Year Investment  Estimated
Partnership Name                        Rental Income       Net Income      Acquired         Completion Date
-------------------------------------------------------------------------------------------------------------------
Brighton Ridge Limited Partnership       $    167,000      $   (62,000)      1998                  1999

Cotton Mills Elderly Living Center, L.P.            -            2,000       1999                  2000

Country Club Investors, L.P.                  523,000          (90,000)      1999                  1998

Desloge Associates I, L.P.                     47,000          (15,000)      1998                  1999

Kechel Towers, L.P.                            18,000           13,000       1998                  1999

Ottawa I, L.P.                                117,000          (51,000)      1999                  1999

Preservation Partners I, L.P.                 234,000         (130,000)      1999                  1999

St. Susanne Associates I, L.P.                      -                -       1999                  2000

Summer Wood Ltd.                                6,000          (16,000)      1999                  1999

Trenton Village Apartments, L.P.               28,000          (16,000)      1998                  1999

United Development Co. 97.0, L.P              175,000          (15,000)      1998                  1999

West Mobile County Housing, Ltd.                    -                -       1999                  2000
                                            ---------         --------
                                         $  1,315,000      $  (380,000)
                                            =========         ========

                                       33

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                     ----------------------------- -------------------------------------------------
                                                           As of March 31, 1999                   As of December 31, 1998
                                                     ----------------------------- -------------------------------------------------
                                                       Total            Amount of    Encumbrances
                                                       Investment in    Investment   of Local       Property                  Net
                                                       Local Limited    Paid         Limited         and       Accumulated    Book
 Partnership Name               Location               Partnerships     to Date      Partnerships   Equipment  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
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
                                             ========          =======

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                                     -------------------------------------------------------------------------------
                                                                                  As of December 31, 1998
                                                     -------------------------------------------------------------------------------
                                                       Total            Amount of    Encumbrances
                                                       Investment in    Investment   of Local       Property                  Net
                                                       Local Limited    Paid         Limited         and       Accumulated    Book
 Partnership Name               Location               Partnerships     to Date      Partnerships   Equipment  Depreciation   Value
------------------------------------------------------------------------------------------------------------------------------------
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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:  WNC & Associates, Inc.         General Partner

By: /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
President - Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date:


By: /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., President and Director of WNC & Associates, Inc.

Date:


By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date:


By: /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: