Form 10-Q
period 2000-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2000-12-14
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2000





PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets,
                         June 30, 2000 and March 31, 2000                      3

                  Statement of Operations
                         For the Three months ended June 30, 2000 and 1999     4

                  Statement of Partners' Equity (Deficit)
                         For the Three months ended June 30, 2000              5

                  Statement of Cash Flows
                         For the Three months ended June 30, 2000 and 1999     6

                  Notes to Financial Statements                                8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks 15


PART II. OTHER INFORMATION

         Item 1  Legal Proceedings                                            15

         Item 6.  Exhibits and Reports on Form 8-K                            15

         Signatures                                                           16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                      June 30, 2000                March 31, 2000
                                                                   -------------------          --------------------
                                                                      (unaudited)

ASSETS

Cash and cash equivalents                                        $          3,702,273         $           4,501,538
Investment in limited
   partnerships, net (Note 3)                                              13,725,420                    13,829,634
Loans receivable (Note 2)                                                     204,878                       154,878
Other assets                                                                   38,328                        31,378
                                                                   -------------------          --------------------

                                                                 $         17,670,899         $          18,517,428
                                                                   ===================          ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 5)                        $            476,844         $           1,252,287
Accrued fees and expenses due to
   General Partner and affiliates (Note 4)                                     20,835                        35,171
                                                                   -------------------          --------------------

     Total liabilities                                                        497,679                     1,287,458
                                                                   -------------------          --------------------
Partners' equity (deficit):
  General partner                                                            (32,746)                      (32,128)
  Limited partners (25,000 units authorized,
   20,500 units issued and outstanding)                                    17,205,966                    17,262,098
                                                                   -------------------          --------------------

Total partners' equity                                                     17,173,220                    17,229,970
                                                                   -------------------          --------------------

                                                                 $         17,670,899         $          18,517,428
                                                                   ===================          ====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                                2000                       1999
                                                                        ----------------------      --------------------

Interest income                                                       $              62,122       $              42,019
                                                                        ----------------------      --------------------

Operating expenses:
   Amortization (Note 3)                                                             12,887                       7,102
   Asset management fees (Note 4)                                                    13,454                       8,644
   Other                                                                              8,854                       3,596
                                                                                                    --------------------
                                                                        ----------------------

      Total operating expenses                                                       35,195                      19,342
                                                                        ----------------------      --------------------

Income from operations                                                               26,927                      22,677
                                                                        ----------------------      --------------------

Equity in income (losses) of limited partnerships (Note 3)                           (88,327)                    12,668
                                                                        ----------------------      --------------------

Net income (loss)                                                     $              (61,400)     $              35,345
                                                                        ======================      ====================

Net income (loss) allocated to:
   General partner                                                    $                 (614)     $                 353
                                                                        ======================      ====================

   Limited partners                                                   $              (60,786)     $              34,992
                                                                        ======================      ====================

Net income (Loss) per weighted limited partner units                  $                   (3)     $                   2
                                                                        ======================      ====================

Outstanding weighted limited partner units                                             20,500                    15,792
                                                                        ======================      ====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (Unaudited)




                                                 General           Limited
                                                 Partner          Partners            Total
                                                -----------    ----------------   --------------

Partners' equity (deficit), March 31, 2000    $   (32,128)   $      17,262,098  $    17,229,970

Collection of notes receivable                           -               5,000            5,000

Offering expenses                                      (4)               (346)            (350)

Net loss                                             (614)            (60,786)         (61,400)
                                                -----------    ----------------   --------------

Partners' equity (deficit), June 30, 2000     $   (32,746)   $      17,205,966 $     17,173,220
                                                ===========    ================   ==============





                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                         2000                            1999
                                                                 ---------------------            -------------------

Cash flows from operating activities:
  Net income (loss)                                            $             (61,400)          $             35,345
    Adjustments to reconcile net income (loss) to
net
      cash provided by operating activities:
        Amortization                                                          12,887                          7,102
        Equity in losses (income) of limited partnerships                     88,327                        (12,668)
        Change in accrued asset management fees                               13,454                          8,644
        Change in other assets                                                (6,950)                        (2,648)
        Change in accrued fees and expenses due to
          General Partner and affiliates                                      (6,460)                         2,168
                                                                                                  -------------------
                                                                 ---------------------

             Net cash provided by operating activities                        39,858                          37,943
                                                                 ---------------------            -------------------

Cash flows from investing activities:
   Investment in limited partners                                           (775,443)                      (216,973)
   Distributions from limited partnerships                                     3,000                               -
   Loans receivable                                                          (50,000)                    (1,040,242)
   Capitalized acquisition fees and costs                                    (19,055)                      (695,608)
                                                                                                  -------------------
                                                                 ---------------------

             Net cash used in investing activities                          (841,498)                    (1,952,823)
                                                                 ---------------------            -------------------

Cash flows from financing activities:
   Sale of limited partner units, net of discounts                                 -                      7,660,060
   Subscriptions receivable                                                        -                        888,375
   Notes receivable                                                            5,000                               -
   Offering expenses                                                          (2,625)                    (1,211,309)
                                                                                                  -------------------
                                                                 ---------------------

             Net cash provided by financing activities                         2,375                      7,337,126
                                                                 ---------------------            -------------------

Net increase (decrease) in cash and cash equivalents                       (799,265)                      5,422,246
Cash and cash equivalents, beginning of period                             4,501,538                      2,690,665
                                                                 ---------------------            -------------------

Cash and cash equivalent, end of period                        $           3,702,273           $          8,112,911
                                                                 =====================            ===================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

                    For the Three Months Ended June 30, 2000
                                   (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                         2000                            1999
                                                                 ---------------------            -------------------

      Taxes paid                                               $                  800           $                800
                                                                  ====================             ==================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

The general partner is WNC & Associates, Inc. ("WNC" or the "General Partner"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr. president of WNC & Associates, Inc. owns 2.1% of the outstanding stock of WNC.

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2000 and March 31, 2000, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                                  June 30, 2000
                                   (Unaudited)


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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,762 and $2,817,412 as of June 30, 2000 and March 31, 2000, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                  June 30, 2000
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30 and March 31, 2000 the Partnership had cash equivalents of $3,307,535 and $3,260,626, respectively.

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

Concentration of Credit Risk

At June 30, 2000 and March 31, 2000, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to two prospective Local Limited Partnerships in which the Partnership had planned to invest. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (8.5% at June 30, 2000). Subsequent to June 30, 2000, the Partnership decided not to invest in these two Local Limted Partnerships and plans on collecting the full amount of the outstanding loans receivable.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                  June 30, 2000
                                   (Unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS

As of June 30, 2000 and March 31, 2000, the Partnership had acquired Limited Partnership interests in twelve Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 514 apartment units. Subsequent to June 30, 2000, the Partnership acquired an interest in one additional Local Limited Partnership committing itself to capital contribution payments totaling $2,195,028 and is in negotiations to acquire interests in two additional Local Limited Partnerships. As of June 30, 2000, construction or rehabilitation of two of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Three Months          For the Year Ended
                                                                          Ended                    March 31, 2000
                                                                      June 30, 2000
                                                                  -----------------------       ---------------------

       Investment per balance sheet, beginning of period        $            13,829,634       $           7,748,624
       Capital contribution paid, net                                                 -                   5,211,780
       Capital contribution to be paid                                                 -                    805,242
       Equity in losses of limited partnerships                                 (88,327)                   (520,281)
       Tax credit adjustments                                                         -                     (74,861)
       Capitalized acquisition fees and costs                                         -                     704,746
       Distributions received                                                    (3,000)                          -
       Amortization of paid acquisition fees and costs                          (12,887)                    (45,616)
                                                                  -----------------------       ---------------------

       Investment per balance sheet, end of period              $            13,725,420       $          13,829,634
                                                                  =======================       =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                  June 30, 2000
                                   (Unaudited)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:


                                                                           2000                         1999
                                                                  -----------------------       ---------------------

       Total revenue                                            $                536,000      $              146,000
                                                                  -----------------------       ---------------------

       Interest expense                                                          124,000                      24,000
       Depreciation                                                              246,000                      29,000
       Operating expenses                                                        266,000                      80,000
                                                                  -----------------------       ---------------------
       Total expenses                                                            636,000                     133,000
                                                                  -----------------------       ---------------------

       Net income (loss)                                        $              (100,000)      $               13,000
                                                                  =======================       =====================

       Net loss allocable to the Partnership                    $               (88,000)      $               13,000
                                                                  =======================       =====================

       Net loss recorded by the Partnership                     $               (88,000)      $               13,000
                                                                  =======================       =====================





NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $13,454 and $8,644 were incurred during the three months ended June 30, 2000 and 1999, respectively, of which $0 was paid during each of the three months ended June 30, 2000 and 1999.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been paid.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                  June 30, 2000
                                   (Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS, continued

The "accrued fees and expenses due to the General Partner and affiliates" presented on the balance sheets consists of the following:


                                                                      June 30, 2000             March 31, 2000
                                                                   ---------------------     ---------------------

Acquisition fees                                                 $                   -     $               19,054
Asset management fee payable                                                    24,000                     10,546
Commissions payable to affiliate                                                     -                      2,275
Reimbursement for expenses paid by the General partner or                       (3,165)                     3,296
  an affiliate
                                                                   ---------------------     ---------------------

                                                                 $              20,835     $               35,171
                                                                   =====================     =====================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on September 25, 2000.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $3,702,000 in cash and cash equivalents, aggregate investments in twelve Local Limited Partnerships of $13,725,000, and deposits on two prospective acquisitions of $205,000, both of which were rejected subsequent to June 30, 2000. Liabilities at June 30, 2000 primarily consisted of $477,000 of capital contributions due to Local Limited Partnerships, and $21,000 of accrued fees and advances due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(61,000), reflecting a change of $96,000 from the net income of $35,000 experienced for the three months ended June 30, 1999. The increase in net loss was primarily due to equity in income (losses) of limited partnerships which changed by $101,000 to $(88,000) for the three months ended June 30, 2000 from $13,000 for the three months ended June 30, 1999. In addition to the increase in equity in losses of limited partnerships, operating expenses increased by $16,000 to $35,000 for the three months ended June 30, 2000 from $19,000 for the three months ended June 30, 1999, which was offset by an increase in interest income of $20,000 to $62,000 for the three months ended June 30, 2000 from $42,000 for the three months ended June 30, 1999.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Net decrease in cash during the three months ended June 30, 2000 was $(799,000), compared to a net increase in cash for the three months ended June 30, 1999 of $5,422,000. The change was due primarily to a decrease in cash received from the sale of limited partner units of $7,660,000, a decrease in subscriptions received of $888,000, an increase in cash paid for investments in limited partnerships of $558,000, which was offset by a decrease in cash paid for offering expenses of $1,208,000, a decrease in loans paid to limited partnerships of $990,000, a decrease in acquisition fees and costs paid of $677,000, an increase in distributions received from limited partnership of $3,000, an increase in collections of notes receivable of $5,000 and an increase in cash provided by operating activities of $2,000.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all future cash requirements.

Item 3: Quantitative and Qualitative Disclosures Above Market Risks

         NOT APPLICABLE

Part II.  Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:   WNC & Associates, Inc.        General Partner of the Registrant



By:  /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., President - Chief Operating Officer of
                                    WNC & Associates, Inc.

Date: December 14, 2000



By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer of
                                       WNC & Associates, Inc.

Date: December 14, 2000