Form 10-Q
period 2000-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2001-02-15
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                    For the Quarter Ended September 30, 2000



PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets,
           September 30, 2000 and March 31, 2000                            3

          Statements of Operations
           For the three and six months ended September 30, 2000 and 1999   4

          Statement of Partners' Equity (Deficit)
           For the six months ended September 30, 2000                      5

          Statements of Cash Flows
           For the six months ended September 30, 2000 and 1999             6

          Notes to Financial Statements                                     7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition, Results of Operations, and Cash Flows       13

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks      14


PART II. OTHER INFORMATION

 Item 1  Legal Proceedings                                                 14

 Item 6.  Exhibits and Reports on Form 8-K                                 14

 Signatures                                                                15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                   September 30, 2000              March 31, 2000
                                                                -------------------------       --------------------
                                                                      (unaudited)
ASSETS
Cash and cash equivalents                                     $               1,500,695       $          4,501,538
Investments in limited
 partnerships, net (Note 3)                                                  15,765,453                 13,829,634
Loan receivable (Note 2)                                                         50,000                    154,878
Other assets                                                                        194                     31,378
                                                                -------------------------       --------------------

                                                              $              17,316,342       $         18,517,428
                                                                =========================       ====================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 5)                     $                 277,070       $          1,252,287
Accrued fees and expenses due to
 General Partner and affiliates (Note 4)                                         24,288                     35,171
                                                                -------------------------       --------------------
     Total liabilities
                                                                                301,358                  1,287,458
                                                                -----------------------         --------------------
Commitment and contingencies (Note 7)

Partners' equity (deficit):
 General partner                                                                (34,327)                   (32,128)
 Limited partners (25,000 units authorized,
  20,500 units issued and outstanding)                                       17,049,311                 17,262,098
                                                                -------------------------       --------------------

Total partners' equity                                                       17,014,984                 17,229,970
                                                                -------------------------       --------------------

                                                              $              17,316,342       $         18,517,428
                                                                =========================       ====================

                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                     2000                               1999
                                         ------------------------------    --------------------------------
                                           Three             Six              Three              Six
                                           Months           Months            Months            Months
                                         ------------    --------------    -------------     --------------
Interest income                        $     30,064    $       92,186    $      72,935     $      114,954
                                         ------------    --------------    -------------     --------------
Operating expenses:
 Amortization                                12,887            25,774           12,740             19,842
 Asset management fees (Note 4)              14,952            28,406            9,965             18,609
 Other                                       26,353            35,207           63,885             67,481
                                         ------------    --------------    -------------     --------------

      Total operating expenses               54,192            89,387           86,590            105,932
                                         ------------    --------------    -------------     --------------

Income (loss) from operations               (24,128)            2,799          (13,655)             9,022

Equity in losses of
 limited partnerships (Note 3)             (142,108)         (230,435)         (43,977)           (31,309)
                                         ------------    --------------    -------------     --------------

Net loss                               $   (166,236)   $     (227,636)   $     (57,632)    $      (22,287)
                                         ============    ==============    =============     ==============

Net loss allocated to:
 General partner                       $     (1,662)   $       (2,276)   $        (576)    $         (223)
                                         ============    ==============    =============     ==============

 Limited partners                      $   (164,574)   $     (225,360)   $     (57,056)    $      (22,064)
                                         ============    ==============    =============     ==============

Net loss per weighted limited
 partner  unit                         $         (8)   $          (11)   $          (3)    $           (1)
                                         ============    ==============    =============     ==============
Outstanding weighted limited
 partner units                               20,500            20,500           20,500             20,500
                                         ============    ==============    =============     ==============

                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000
                                   (Unaudited)




                                                        General           Limited
                                                        Partner           Partners             Total
                                                      ------------     ---------------    -----------------

Partners' equity (deficit) at March 31, 2000        $    (32,128)    $    17,262,098    $      17,229,970

Collection of notes receivable                                 -               5,000                5,000

Offering expenses                                             77               7,573                7,650

Net loss                                                  (2,276)           (225,360)            (227,636)
                                                      ------------     ---------------    -----------------

Partners' equity (deficit) at September 30, 2000    $    (34,327)    $    17,049,311    $      17,014,984
                                                      ============     ===============    =================







                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                      2000                            1999
                                                             ---------------------            -------------------
Cash flows from operating activities:
 Net loss                                                      $        (227,636)          $            (22,287)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Amortization                                                          25,774                         19,842
    Equity in losses of limited partnerships                             230,435                         31,309
    Change in accrued asset management fees                                7,573                           (491)
    Change in other assets                                                31,184                        (13,076)
    Change in accrued fees and expenses due to
     General Partner and affiliates                                        2,874                         (2,780)
                                                             ---------------------            -------------------

           Net cash provided by operating activities                      70,204                         12,517
                                                             ---------------------            -------------------
Cash flows from investing activities:
 Investments in limited partnerships                                  (3,167,245)                    (2,057,526)
 Loans receivable                                                        104,878                              -
 Capitalized acquisition fees and costs                                  (19,055)                      (781,750)
                                                             ---------------------            -------------------

           Net cash used in investing activities                      (3,081,422)                    (2,839,276)
                                                             ---------------------            -------------------
Cash flows from financing activities:
 Sale of limited partner units                                                 -                      8,044,160
 Subscriptions receivable                                                      -                        888,375
 Notes receivable                                                          5,000                              -
 Offering expenses                                                         5,375                     (1,323,429)
                                                             ---------------------            -------------------

           Net cash provided by financing activities                      10,375                      7,609,106
                                                             ---------------------            -------------------

Net increase (decrease) in cash and cash equivalents                  (3,000,843)                     4,782,347

Cash and cash equivalents, beginning of period                         4,501,538                      2,690,665
                                                             ---------------------            -------------------

Cash and cash equivalent, end of period                    $           1,500,695           $          7,473,012
                                                             =====================            ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 2000 and March 31, 2000, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                               September 30, 2000
                                   (Unaudited)

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,809,761 and $2,817,412 as of September 30, 2000 and March 31, 2000,
respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                               September 30, 2000
                                   (Unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2000 and March 31, 2000 the Partnership had cash equivalents of $820,000 and $3,260,626, respectively.

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

Concentration of Credit Risk

At September 30, 2000 and March 31, 2000, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

NOTE 2 - LOAN RECEIVABLE

Loan  receivable  at  September  30,  2000  represents   amount  loaned  by  the
Partnership to one prospective Local Limited Partnership in which the Partnership had planned to invest. Subsequently, the Partnership decided not to invest in such entity, expects to be repaid with interest at a rate which is equal to the rate charged to the holder (8.5% at September 30, 2000).

Loan receivable at March 31, 2000 represents amount loaned by the Partnership to one prospective Local Limited Partnership in which the Partnership had planned to invest. During the six months ended September 30,2000, the Partnership decided not to invest in the Local Limited Partnership and collected the loan receivable in full, including $39,882 of accrued interest.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                               September 30, 2000
                                   (Unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2000 and March 31, 2000, the Partnership had acquired Limited Partnership interests in thirteen and twelve Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 562 and 514 apartment units, respectively. The Partnership is in negotiations to acquire interests in two additional Local Limited Partnerships. As of September 30, 2000, construction or rehabilitation of two of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                               For the Six Months
                                                                     Ended                  For the Year Ended
                                                               September 30, 2000             March 31, 2000
                                                             -----------------------       ---------------------
  Investments per balance sheet, beginning of period       $            13,829,634       $           7,748,624
  Capital contributions paid, net                                        2,195,028                   5,211,780
  Capital contributions to be paid                                               -                     805,242
  Equity in losses of limited partnerships                                (230,435)                   (520,281)
  Tax credit adjustments                                                         -                     (74,861)
  Capitalized acquisition fees and costs                                         -                     704,746
  Distributions received                                                    (3,000)                          -
  Amortization of paid acquisition fees and costs                          (25,774)                    (45,616)
                                                             -----------------------       ---------------------

  Investments per balance sheet, end of period             $            15,765,453       $          13,829,634
                                                             =======================       =====================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                               September 30, 2000
                                   (Unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                           2000                         1999
                                                  -----------------------       ---------------------
       Revenues                                 $             1,230,000       $             299,000
                                                  -----------------------       ---------------------

       Expenses:
        Interest expense                                        319,000                      82,000
        Depreciation and amortization                           487,000                      57,000
        Operating expenses                                      663,000                     191,000
                                                  -----------------------       ---------------------
           Total expenses                                     1,469,000                     330,000
                                                  -----------------------       ---------------------

       Net loss                                 $              (239,000)      $             (31,000)
                                                  =======================       =====================

       Net loss allocable to the Partnership    $              (230,000)      $             (31,000)
                                                  =======================       =====================

       Net loss recorded by the Partnership     $              (230,000)      $             (31,000)
                                                  =======================       =====================

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $28,406 and $18,609 were incurred during the six months ended September 30, 2000 and 1999, respectively, of which $20,833 and $19,100 were paid during the six months ended September 30, 2000 and 1999, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                               September 30, 2000
                                   (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates presented on the balance sheets consist of the following:

                                                                    September 30, 2000          March 31, 2000
                                                                   ---------------------     ---------------------

Acquisition fees                                                 $                   -     $               19,054
Asset management fee payable                                                    18,119                     10,546
Commissions payable to affiliate                                                     -                      2,275
Reimbursement for expenses paid by the General Partner or
 an affiliate                                                                    6,169                      3,296
                                                                   ---------------------     ---------------------

                                                                 $              24,288     $               35,171
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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Subsequent to September 30, 2000, the Partnership acquired one Local Limited Partnership interest which required capital contributions of $244,758 of which $0 had been advanced as of September 30, 20000. Of this amount, $208,044 has been contributed subsequent to September 30, 2000 and prior to the issuance of these financial statements.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2000 and 1999, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $1,501,000 in cash and cash equivalents, net investments in thirteen Local Limited
Partnerships of $15,765,000, and a deposit on one prospective acquisition of $50,000, which has been subsequently rejected by the Partnership. Liabilities at September 30, 2000 primarily consisted of $277,000 of capital contributions due to Local Limited Partnerships and $24,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(166,000), reflecting an increase of $(108,000) from the net loss of $(58,000) for the three months ended September 30, 1999. The increase in net loss was primarily due to equity in losses of limited partnerships which increased by $(98,000) to $(142,000) for the three months ended September 30, 2000 from $(44,000) for the three months ended September 30, 1999. The $(98,000) increase was mainly due to interests acquired in additional Local Limited Partnerships since the prior period. In addition to the increase in equity in losses of limited partnerships, interest income decreased by $43,000 to $30,000 for the three months ended September 30, 2000 from $73,000 for the three months ended September 30, 1999. The $43,000 decrease was primarily due to a decrease in invested funds resulting from capital contributions paid to Local Limited Partnerships in which the Partnership has an interest. These changes were offset by a decrease in operating expenses of $33,000 to $54,000 for the three months ended September 30, 2000 from $87,000 for the three months ended September 30, 1999. The $33,000 change was primarily due to market fluctuations that reduced the values of certain tax-exempt investments by $(44,000). In order to avoid future losses, these investments were liquidated in October 1999. The cash generated from the sale of these investments was reinvested in tax-exempt, auction rate preferred instruments that are highly liquid and diversified securities backed by 200% collateral. Accordingly, losses from investing activities are not expected to recur in the future.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(228,000), reflecting an increase of $(206,000) from the net loss of $(22,000) experienced for the six months ended September 30, 1999. The increase in net loss was primarily due to equity in losses of limited partnerships which increased by $(199,000) to $(230,000) for the six months ended September 30, 2000 from $(31,000) for the six months ended September 30, 1999. The $(199,000) increase was mainly due to interests acquired in additional Local Limited Partnerships since the prior period. In addition to the increase in equity in losses of limited partnerships, interest income decreased by $23,000 to $92,000 for the six months ended September 30, 2000 from $115,000 for the six months ended September 30, 1999. These changes were offset by a decrease in operating expenses of $17,000 to $89,000 for the six months ended September 30, 2000 from $106,000 for the six months ended September 30, 1999. The $17,000 change was primarily due to market fluctuations that reduced the values of certain tax-exempt investments by $(57,000) for the six months ended September 30, 1999.

In order to avoid future losses, these investments were liquidated in October 1999. The cash generated from the sale of these investments was reinvested in tax-exempt, auction rate preferred instruments that are highly liquid and diversified securities backed by 200% collateral. Accordingly, losses from investing activities are not expected to recur in the future. Offsetting the $(57,000) decrease due from investments were increases in asset management fees of $10,000, amortization of $6,000, and other operating expenses of $24,000.

Cash Flows

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. Net decrease in cash during the six months ended September 30, 2000 was $(3,001,000) compared to a net increase in cash for the six months ended September 30, 1999 of $4,782,000. The change was primarily due to $7,609,000 of net proceeds from the sale of limited partner units received during the six months ended September 30, 1999. The sale of limited partner units had concluded prior to the six months ended September 30, 2000. Additionally, approximately $347,000 more was paid for capital contributions to Local Limited Partnerships and related acquisition costs and fees during the six months ended September 30, 2000 compared to the prior period. The $347,000 increase was mainly due to the acquisition of interests in additional Local Limited Partnerships and the payment of previously outstanding capital contribution commitments. These decreases were offset by an increase in cash from the collection of a loan receivable of $155,000.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all future cash requirements.




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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:   WNC & Associates, Inc.        General Partner of the Registrant



By:  /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President - Chief Operating Officer of WNC & Associates, Inc.

Date: February 5, 2001



By:  /s/ Thomas J. Riha
Thomas J. Riha,
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 5, 2001