Form 10-Q
period 2000-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2001-05-15
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                               EXCHANGEACTOF 1934

                For the quarterly period ended December 31, 2000


                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACTOF 1934

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2000




PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

  Balance Sheets

   December 31, 2000 and March 31, 2000 ......................................3
              Statements of Operations
 For the three and nine months ended December 31, 2000 and 1999 ..............4

  Statement of Partners' Equity (Deficit)
 For the nine months ended December 31, 2000 .................................5
  Statements of Cash Flows
   For the nine months ended December 31, 2000 and 1999. .....................6

 Notes to Financial Statements ...............................................7

 Item 2.  Management's Discussion and Analysis of
  Financial Condition, Results of Operations, and Cash Flows ................13

 tem 3.  Quantitative and Qualitative Disclosures About Market Risks ........15


PART II. OTHER INFORMATION

 Item 1  Legal Proceedings ..................................................15

 Item 6.  Exhibits and Reports on Form 8-K ..................................15

Signatures ..................................................................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS







                                                                    December 31, 2000              March 31, 2000
                                                                --------------------------      --------------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                     $          1,203,001            $      4,501,538
Investments in limited
   partnerships, net (Note 3)                                           15,797,787                  13,829,634
Loan receivable (Note 2)                                                    50,000                     154,878
Other assets                                                                   170                      31,378
                                                                --------------------------      --------------------

                                                              $         17,050,958            $     18,517,428
                                                                ==========================      ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to limited partnerships (Note 5)                     $            188,266            $      1,252,287
Accrued fees and expenses due to
   General Partner and affiliates (Note 4)                                  22,337                      35,171
                                                                --------------------------      --------------------

     Total liabilities                                                     210,603                   1,287,458
                                                                --------------------------      --------------------

Commitment and contingencies

Partners' equity (deficit):
  General partner                                                          (36,075)                   (32,128)
  Limited partners (25,000 units authorized,
   20,500 units issued and outstanding)                                 16,876,430                  17,262,098
                                                                --------------------------      --------------------

Total partners' equity                                                  16,840,355                  17,229,970
                                                                --------------------------      --------------------


                                                               $        17,050,958             $     18,517,428
                                                                ==========================      ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)



                                                     2000                               1999
                                         ------------------------------    --------------------------------

                                            Three             Nine             Three             Nine
                                           Months            Months           Months            Months
                                         ------------     -------------    --------------    --------------

Interest income                        $     20,081     $     112,267    $       72,091    $      187,045
                                         ------------     -------------    --------------    --------------

Operating expenses:
   Amortization                              12,887            38,661            12,887            32,729
   Asset management fees (Note 4)            14,952            43,358            12,409            31,018
   Other                                     16,763            51,970            66,632           134,113
                                         ------------     -------------    --------------    --------------

      Total operating expenses               44,602           133,989            91,928           197,860
                                         ------------     -------------    --------------    --------------

Loss from operations                        (24,521)          (21,722)          (19,837)          (10,815)

Equity in income (losses) of
   limited partnerships (Note 3)           (142,108)         (372,543)           50,779            19,470
                                         ------------     -------------    --------------    --------------

Net income (loss)                      $   (166,629)    $    (394,265)   $       30,942    $        8,655
                                         ============     =============    ==============    ==============

Net income (loss) allocated to:
   General partner                     $     (1,666)    $      (3,943)   $          309    $           87
                                         ============     =============    ==============    ==============

   Limited partners                    $   (164,963)    $    (390,322)   $       30,633    $        8,568
                                         ============     =============    ==============    ==============

Net income (loss) per weighted
   limited partner  unit               $         (8)    $         (19)   $            1    $            -
                                         ============     =============    ==============    ==============

Outstanding weighted limited
  partner units                              20,500            20,500            20,500           19,157
                                         ============     =============    ==============    ==============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000
                                   (Unaudited)





                                                        General            Limited
                                                        Partner            Partners              Total
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at March 31, 2000         $    (32,128)   $    17,262,098     $     17,229,970

Collection of notes receivable                                  -              5,000                5,000

Offering expenses                                              (4)              (346)                (350)

Net loss                                                   (3,943)          (390,322)            (394,265)
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at December 31, 2000      $    (36,075)   $    16,876,430  $        16,840,355
                                                       ============    ===============     ================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                         2000                            1999
                                                                   --------------------            -------------------
Cash flows from operating activities:
  Net income (loss)                                             $         (394,265)          $              8,655
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Amortization                                                        38,661                         32,729
        Equity in (income) losses of limited partnerships                  372,543                        (19,470)
        Change in accrued asset management fees                              2,810                         11,918
        Change in other assets                                              31,208                        (20,875)
        Change in accrued fees and expenses due to
          General Partner and affiliates                                    (2,314)                       (36,084)
        Change in accounts payable                                               -                            415
                                                                  ------------------            -------------------

           Net cash provided by (used in) operating activities              48,643                        (22,712)
                                                                  ------------------            -------------------

Cash flows from investing activities:
   Investments in limited partnerships, net                             (3,446,378)                    (5,089,547)
   Loans receivable                                                        104,878                              -
   Capitalized acquisition fees and costs                                  (19,055)                      (754,021)
   Distributions received                                                    3,000                              -
                                                                  --------------------         -------------------

           Net cash used in investing activities                        (3,357,555)                    (5,843,568)
                                                                  --------------------            -------------------

Cash flows from financing activities:
   Sale of limited partner units                                                 -                      7,988,160
   Subscriptions receivable                                                      -                        888,375
   Notes receivable                                                          5,000                        163,000
   Offering expenses                                                         5,375                     (1,352,684)
                                                                  --------------------            -------------------


           Net cash provided by financing activities                        10,375                      7,686,851
                                                                  --------------------            -------------------

Net increase (decrease) in cash and cash equivalents                    (3,298,537)                     1,820,571


Cash and cash equivalents, beginning of period                           4,501,538                      2,690,665
                                                                  --------------------            -------------------

Cash and cash equivalent, end of period                         $        1,203,001           $          4,511,236
                                                                  ====================            ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (Unaudited)




NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 2000 and March 31, 2000, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                December 31, 2000
                                   (Unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------------------

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,762 as of December 31, 2000 and March 31, 2000.

    WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                December 31, 2000
                                   (Unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------------------

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 2000 and March 31, 2000 the Partnership had cash equivalents of $840,000 and $3,260,626, respectively.

Net Income Per Limited Partner Unit

Net income per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per unit includes no dilution and is computed by dividing income available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Concentration of Credit Risk

At December 31, 2000 and March 31, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

NOTE 2 - LOAN RECEIVABLE

Loan  receivable  at  December  31,  2000  represents  an  amount  loaned by the
Partnership to one prospective Local Limited Partnership in which the Partnership had planned to invest. Subsequently, the Partnership decided not to invest in such entity and expects to be repaid with interest at a rate which is equal to the rate charged to the holder (8.5% at December 31, 2000).

Loan receivable at March 31, 2000 represents an amount loaned by the Partnership to one other prospective Local Limited Partnership in which the Partnership had planned to invest. During the nine months ended December 31,2000, the Partnership decided not to invest in the Local Limited Partnership and collected the loan receivable in full, including $39,882 of accrued interest.

    WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                December 31, 2000
                                   (Unaudited)



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 2000 and March 31, 2000, the Partnership had acquired Limited Partnership interests in fourteen and twelve Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 586 and 514 apartment units, respectively. The Partnership is in negotiations to acquire interests in one additional Local Limited Partnership. As of December 31, 2000, construction or rehabilitation of two of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Nine Months           For the Year Ended
                                                                          Ended
                                                                    December 31, 2000              March 31, 2000
                                                                  -----------------------       ---------------------

      Investments in limited partnerships, beginning of period      $        13,829,634       $           7,748,624
      Capital contributions paid, net                                         2,403,072                   5,211,780
      Capital contributions to be paid                                          (36,713)                    805,242
      Equity in losses of limited partnerships                                  (57,428)                   (520,281)
      Tax credit adjustments                                                          -                     (74,861)
      Distributions received from limited partnerships                           (3,000)                          -
      Capitalized acquisition fees and costs                                          -                     704,746
      Amortization of paid acquisition fees and costs                           (38,661)                    (45,616)
                                                                  -----------------------       ---------------------
      Investments in limited partnerships, end of period            $        15,797,787       $          13,829,634
                                                                  =======================       =====================

    WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                December 31, 2000
                                   (Unaudited)



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2000 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                           2000                         1999


                                                                  -----------------------       ---------------------


      Revenues                                                  $        1,924,000       $             530,000
                                                                  --------------------       ---------------------

      Expenses:


        Interest expense                                                   514,000                      98,000
        Depreciation and amortization                                      728,000                     111,000
        Operating expenses                                               1,059,000                     301,000
                                                                  -----------------------       ---------------------
          Total expenses                                                 2,301,000                     510,000
                                                                  -----------------------       ---------------------

      Net income (loss)                                         $         (377,000)      $              20,000
                                                                  =======================       =====================

      Net income (loss) allocable to the Partnership            $         (373,000)      $              19,000
                                                                  =======================       =====================

      Net income (loss) recorded by the Partnership             $         (373,000)      $              19,000
                                                                  =======================       =====================

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) An annual asset  management  fee not to exceed 0.2% of the  Invested  Assets
(defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $43,358 and $31,018 were incurred during the nine months ended December 31, 2000 and 1999, respectively, of which $40,548 and $19,100 were paid during the nine months ended December 31, 2000 and 1999, respectively.

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

    WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                                December 31, 2000
                                   (Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates presented on the balance sheets consisted of the following:

                                                                  December 31, 2000            March 31, 2000
                                                                 --------------------      ---------------------


      Acquisition fees payable                                         $         -            $        19,054
      Asset management fees payable                                         13,356                     10,546
      Commissions payable to affiliate                                       8,000                      2,275
      Reimbursement for expenses paid by the
       General Partner or  an affiliate                                       981                      3,296
                                                                   ---------------------     ---------------------

                                                                 $          22,337     $               35,171
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

                                December 31, 2000
                                   (Unaudited)


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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $1,203,000 in cash and cash equivalents, net investments in fourteen Local Limited
Partnerships of $15,798,000, and a deposit on one prospective acquisition of $50,000, which has been subsequently rejected by the Partnership. Liabilities at December 31, 2000 primarily consisted of $188,000 of capital contributions due to Local Limited Partnerships and $22,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(167,000), reflecting an increase of $(198,000) from the net income of $31,000 for the three months ended December 31, 1999. The increase in net loss was primarily due to equity in income (losses) of limited partnerships which decreased by $(193,000) to $(142,000) for the three months ended December 31, 2000 from $51,000 of income for the three months ended December 31, 1999. The $(193,000) increase was mainly due to interests acquired in additional operating Local Limited Partnerships since the prior period. In addition to the decrease in equity in income (losses) of limited partnerships, interest income decreased by $52,000 to $20,000 for the three months ended December 31, 2000 from $72,000 for the three months ended December 31, 1999. The $52,000 decrease was primarily due to a decrease in invested funds resulting from capital contributions paid to Local Limited Partnerships in which the Partnership has an interest. These changes were offset by a decrease in operating expenses of $47,000 to $45,000 for the three months ended December 31, 2000 from $92,000 for the three months ended December 31, 1999. The $47,000 change was primarily due to market fluctuations that reduced the values of certain tax-exempt investments by $(44,000). In order to avoid future losses, these investments were liquidated in October 1999. The cash generated from the sale of these investments was reinvested in tax-exempt, auction rate preferred instruments that are highly liquid and diversified securities backed by 200% collateral. Accordingly, losses from investing activities are not expected to recur in the future.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(394,000), reflecting an increase of $(403,000) from the net income of $9,000 experienced for the nine months ended December 31, 1999. The increase in net loss was primarily due to equity in income (losses) of limited partnerships which decreased by $(392,000) to $(373,000) for the nine months ended December 31, 2000 from $19,000 of income for the nine months ended December 31, 1999. The $(392,000) increase was mainly due to interests acquired in additional operating Local Limited Partnerships since the prior period. In addition to the increase in equity in income (losses) of limited partnerships, interest income decreased by $75,000 to $112,000 for the nine months ended December 31, 2000 from $187,000 for the nine months ended December 31, 1999. These changes were offset by a decrease in operating expenses of $64,000 to $134,000 for the nine months ended December 31, 2000 from $198,000 for the nine months ended December 31, 1999. The $64,000 change was primarily due to market fluctuations that reduced the values of certain tax-exempt investments by $(69,000) during the nine months ended December 31, 1999. In order to avoid future losses, these investments were liquidated in October 1999. The cash generated from the sale of these investments was reinvested in tax-exempt, auction rate preferred instruments that are highly liquid and diversified securities backed by 200% collateral. Accordingly, losses from investing activities are not expected to recur in the future. Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net decrease in cash during the nine months ended December 31, 2000 was $(3,299,000) compared to a net increase in cash for the nine months ended December 31, 1999 of $1,821,000. The change was primarily due to $7,988,000 of net proceeds from the sale of limited partner units received during the nine months ended December 31, 1999. The sale of limited partner units had concluded prior to the nine months ended December 31, 2000. That change was offset by a decrease of $(2,381,000) for capital contributions paid to Local Limited Partnerships and related acquisition costs and fees paid during the nine months ended December 31, 2000 compared to the prior period. Additionally, there was an increase in cash from the collection of a loan receivable of $105,000.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all future cash requirements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By: WNC & Associates, Inc. General Partner of the Registrant



By: /s/  Wilfred N.  Cooper,  Jr.
---------------------------------

Wilfred N.Cooper,  Jr., President
Chief Operating Officer of WNC & Associates,Inc.

Date: May 1, 2001



By: /s/ Thomas J. Riha
----------------------
Thomas J. Riha, Vice President
Chief Financial  Officer of WNC & Associates, Inc.

Date: May 1, 2001