Form 10-K
period 2001-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2001-08-27
CIK 1037156

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 333-24111


                      WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

             California                          33-0745418
      State or other  jurisdiction  of       (I.R.S.  Employer

        incorporation or organization         Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

                    Securities registered pursuant to Section
                               12(b) of the Act:

                                      NONE

                    Securities registered pursuant to section
                               12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No    X
----   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

Pursuant to a registration statement which was declared effective on June 23, 1997, a Prospectus dated June 23, 1997 and Supplements thereto, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Units"), at a price of $1,000 per Unit. Since inception, the Partnership has received and accepted subscriptions for 20,500 Units in the amount of $20,456,595, net of dealer discounts of $16,100 and volume discounts of $27,305. Holders of Units are referred to herein as "Limited Partners."

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

As of March 31, 2001, the Partnership had invested in fourteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is or is expected to be eligible for the Federal Low Income Housing Credit, except for one Local Limited Partnership which owns three Housing Complexes. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

As of March 31, 2001, two of the Housing Complexes were still under construction. The Housing Complexes were being developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. During the year ended March 31, 2001, two additional Housing
Complexes, owned by two Local Limited Partnerships, were acquired, of which neither were operating at the time of acquisition. The Partnership became the principal limited partner or non-managing member in these Local Limited Partnerships pursuant to arm's-length negotiations with the respective Local General Partners. As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complex.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the sixteen Housing Complexes in fourteen Local Limited Partnerships as of the dates and for the periods indicated:

                                                                   ------------------------------  ---------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                    Estimated  Encumbrances
                                               Name          Total Investment  Investment                    Low Income    of Local
                                                             in Local Limited   Paid to    Number            Housing        Limited
                                                              Partnerships      Date     of Units Occupancy  Credits (1)Partnerships
-------------------------------------------------------------------------------------------------  ---------------------------------
Boonville Associates      Boonville,       Central Missouri Counties'
I, L.P.                   Missouri         Human Development
                                           Corporation       $  2,195,000   $ 2,195,000      48        -   $   3,027,000 $         -

Brighton Ridge            Edgefield,       The Piedmont
Apartments,               South            Foundation of South
L.P.                      Carolina         Carolina, Inc.         926,000       926,000      44      100%      1,302,000   1,048,000

Cotton Mill Elderly       Rock             Elderly Living
Living                    Island,          Development,
Center,                   Illinois         Inc. and Quad Cities
L.P.                                       Redevelopment
                                           Resources, Inc.      1,040,000     1,040,000      31        -       1,445,000     780,000

Country Club              Richmond,        Mark-Dana
Investors,L.P.            Virginia         Corporation            305,000       268,000      97       93%        359,000   2,777,000

Desloge Associates        Desloge,         East Missouri Action
I,L.P.                    Missouri         Agency,  Inc.        1,059,000     1,059,000      32       94%      1,629,000     622,000

Kechel Towers,            Logansport,      Compass Square
L.P.                      Indiana          Development
                                           Corporation          1,291,000     1,127,000      23       96%      1,258,000     520,000

Ottawa                    Oglesby,         Michael K.
I, L.P.                   Illinois         Moore                  403,000       403,000      32       88%        592,000   1,501,000

Preservation              Pontiac and      Michael K. Moore and
Partners                  Taylorville,     Affordable Housing
I,L.P.                    Illinois         Development
                                           Fund, Inc.             514,000       514,000      60       94%        756,000   2,043,000

St. Susanne Associates    Mt. Vernon,      Southwind Community
I, L.P.                   Missouri         Development            255,000       255,000      16      100%        337,000     660,000
Summer Wood               Camden,          ACHR Housing
Ltd.                      Alabama          Corporation          1,237,000     1,237,000      32      100%      1,707,000     850,000

(1) The apartment complexes are under construction and cost certification has yet to be completed.




                                                                   ------------------------------  ---------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                    Estimated  Encumbrances
                                               Name          Total Investment  Investment                    Low Income    of Local
                                                             in Local Limited   Paid to    Number            Housing        Limited
                                                              Partnerships      Date      of Units Occupancy Credits (1)Partnerships
-------------------------------------------------------------------------------------------------  ---------------------------------
Trenton Village           Trenton,         MBL Development,
Apartments, L.P.          Missouri         Co.                  1,018,000     1,018,000       3       97%      1,497,000     711,000
United                    Memphis,         Harold E.
Development Co.,          Tennessee        Buehler, Sr. and Jo
L.P. - 97.0.                               Ellen Buehler        2,813,000     2,813,000      60      100%      4,107,000   1,304,000

Wagner Partnership        Wagner,          Lutheran Social Services
99 Limited                South            of South Dakota and
Partnership               Dakota           Weinburg Investments,
                                           Inc.                   245,000       208,000      26        -         334,000     219,000
West Mobile               Theodore,        Apartment Developers,
County                    Alabama          Inc. and  Thomas H.
Housing, Ltd.                              Cooksey              1,858,000     1,858,000      55      100%      2,543,000   1,367,000
                                                             -------------  ------------   -----     ----  ------------- -----------

                                                             $ 15,159,000   $14,921,000     588       96%  $  20,893,000 $14,402,000
                                                             =============  ============   =====     ====  ============= ===========

(1) The apartment complexes are under construction and cost certification has yet to be completed.


                                                        ------------------------------ ---------------------------------------------
                                                             For the year ended
                                                             December 31, 2000         Low Income Housing Credits
                                                        ------------------------------ ---------------------------------------------
                                                                                             Credits Allocated   Year to be First
               Partnership Name                      Rental Income    Net Income (loss)       to Partnership        Available
--------------------------------------------------------------------------------------- --------------------------------------------
Boonville Associates I, L.P.                      $          -           $        -               99.98%              2001

Brighton Ridge Apartments
L.P.                                                   213,000              (57,000)              98.98%              1999

Cotton Mill Elderly Living
Center, L.P.                                             2,000              (25,000)              99.98%              2000

Country Club Investors, L.P.                           537,000              (51,000)              66.99%              1999

Desloge Associates I, L.P.                              90,000              (64,000)              99.89%              1999

Kechel Towers, L.P.                                     92,000             (118,000)              99.98%              1999

Ottawa I, L.P.                                         156,000              (53,000)              99.98%              1999

Preservation Partners I,
L.P.                                                   237,000              (84,000)              99.98%              1999

St. Susanne Associates I,
L.P.                                                    56,000              (12,000)              99.98%              2000

Summer Wood Ltd.                                        63,000              (91,000)              99.98%              1999

Trenton Village Apartments,
L.P.                                                   111,000              (15,000)              99.98%              1999

United Development Co. L.P.
97.0, L.P.                                             416,000             (123,000)              99.98%              1999

Wagner Partnership
99 Limited Partnership                                   4,000               (1,000)               99.97%             2001

West Mobile County Housing,
Ltd.                                                   102,000              (83,000)              99.98%              2000
                                                  ------------           -----------
                                                  $ 2,079,000            $ (777,000)
                                                  ============           ===========

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

(b)  At March 31, 2001, there were 1,058 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received no Low Income Housing Credits in 1998.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2001.

Item 6.  Selected Financial Data

Selected Balance Sheet information for the Partnership is as follows:

                                                                     March 31                              December 31
                                                  --------------------------------------------------     ------------------
                                                      2001               2000              1999                1998
                                                  -------------      -------------     -------------     ------------------
ASSETS
Cash and cash equivalents                       $    1,152,887     $    4,501,538    $    2,690,665    $           372,505
Subscriptions receivable                                     -                  -           893,370              1,030,915
Investments in limited partnerships, net            15,439,696         13,829,634         7,748,624              6,440,762
Loans receivable                                        50,000            154,878                 -                      -
Other assets                                               170             31,378         1,043,530                 50,000
                                                  -------------      -------------     -------------     ------------------
                                                $   16,642,753     $   18,517,428    $   12,376,189    $         7,894,182
                                                  =============      =============     =============     =================
LIABILITIES
Payables to limited partnerships                $      238,129     $    1,252,287    $    2,137,275    $         1,734,427
Loan payable                                                 -                  -                 -                113,269
Accrued fees and expenses due to general
   partner and affiliates                               22,952             35,171           184,291                173,323

PARTNERS' EQUITY                                    16,381,672         17,229,970        10,054,623              5,873,163
                                                  -------------      -------------     -------------     ------------------
                                                $   16,642,753     $   18,517,428    $   12,376,189    $         7,894,182
                                                  =============      =============     =============     ==================

Selected results of operations, cash flows and other information for the Partnership is as follows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the period from August 20, 1998 (Date Operations Commenced) to December 31, 1998:

                                                                                                         For the period
                                                                                      For the three      from August 20,
                                                     For the years ended              months ended           1998 to
                                                          March 31                     March 31          December 31
                                               -------------------------------      ---------------     ------------------
                                                    2001              2000                1999                 1998
                                               -------------     -------------      ---------------     ------------------
Net income(loss) from operations             $      (39,047 $          97,572  $            (3,249)  $            (1,501)
Equity in income(loss) of limited
   partnerships                                    (813,901)         (520,281)             47,263                 60,610
Other losses                                              -           (85,727)                  -                      -
                                               -------------     -------------      ---------------     ------------------
Net income(loss)                             $     (852,948) $       (508,436) $           44,014    $            59,109
                                               =============     =============      ===============     ==================
Net income allocated to:
   General partner                           $       (8,529) $         (5,084) $              440    $               591
                                               =============     =============      ===============     ==================
   Limited partners                          $     (844,419) $       (503,352) $           43,574    $            58,518
                                               =============     =============      ===============     ==================

Net income(loss) per limited
partner  unit                                $       (41.19) $         (25.55) $             4.26    $             16.38
                                               =============     =============      ===============     ==================
Outstanding weighted limited
 partner units                                        20,500            19,697              10,218                 3,573
                                               =============     =============      ===============     ==================

                                                                                                         For the period
                                                                                      For the three      from August 20,
                                                     For the years ended              months ended           1998 to
                                                          March 31                     March 31          December 31
                                               -------------------------------      ---------------     ------------------
                                                    2001              2000                1999                 1998
                                               -------------     ----------         ---------------     ------------------
Net cash provided by (used in):

   Operating activities                     $       56,115    $       28,533     $         34,356    $            1,554
   Investing activities                         (3,403,846)       (6,692,518)          (1,914,981)           (4,525,457)
   Financing activities                               (920)        8,474,858            4,198,785             4,896,408
                                              -------------     --------------      ---------------     ------------------
   Net change in cash and cash equivalents      (3,348,651)        1,810,873            2,318,160               372,505

Cash and cash equivalents, beginning of
  period                                         4,501,538         2,690,665              372,505                     -
                                              -------------     --------------      ---------------     ------------------
  Cash and cash equivalents, end of period  $    1,152,887    $    4,501,538     $      2,690,665    $          372,505
                                              =============     ==============      ===============     ==================



Low Income  Housing Credit per Unit was as follows for the period ended December 31:


                                                        2000                    1999                    1998
                                                        ----                    ----                    ----

Federal                                        $                 72    $                 25    $                  -

State                                                             -                       -                       -
                                                 -------------------     -------------------     -------------------
Total                                          $                 72    $                 25    $                  -
                                                 ===================     ===================     ===================

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

Financial Condition

The Partnership's assets at March 31, 2001 consisted primarily of $1,153,000 in cash, aggregate investments in fourteen Local Limited Partnerships of $15,440,000 and loans receivable of $50,000. Liabilities at March 31, 2001 primarily consisted of $238,000 of estimated future capital contributions to the Local Limited Partnerships and $23,000 of accrued fees and advances due to the General Partner and affiliates.

The Partnership offered Units for sale to the public until June 23, 1999, at which time total limited partner capital raised was $20,500,000.

Results of Operations

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. The Partnerships net loss for the year ended March 31, 2001 was $(853,000), reflecting an increase of $(345,000) from the net loss experienced for the year ended March 31, 2000 of $(508,000). The increase in net loss is due to an increase in the equity in losses of limited partnerships which increased by $(294,000) due the placement in service of two additional local limited partnerships and the maturity in the rent-up of the other twelve local limited partnerships and by a reduction in income of $104,000, offset by an increase in other operating expense of $33,000 and decrease in losses recognized from sale of securities in the prior year of $(86,000).

Year Ended March 31, 2000 Compared to Period Ended December 31, 1998. The Partnership commenced operations on August 20, 1998. As a result, there are no comparative results of operations or financial condition from prior periods to report. Net loss for the year ended March 31, 2000 was principally composed of equity in losses from the Local Limited Partnerships, operating expenses and interest income. Net income for the year ended December 31, 1998 was principally composed of equity in income from the Local Limited Partnerships, and nominal operating expenses and interest income. The two periods are not comparable as minimal operations occurred during 1998. As of March 31, 2000, three of the Local Limited Partnerships were under construction. During the year ended March 31, 2000, six additional Housing Complexes, owned by six Local Limited Partnerships, were acquired, of which three were operating at the time of acquisition. As of March 31, 1999, four of the Local Limited Partnerships acquired by March 31, 1999 were under going rehabilitation at March 31, 1999.

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

Cash Flows

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. The net decrease in cash during the year ended March 31, 2001 was $(3,349,000), compared to a net increase in cash for the year ended March 31, 2000 of $1,811,000. This change of $(5,160,000) was primarily due to a decrease in cash provided by financing activities of $8,476,000 as the Partnership completed its offering, offset by a decline in investing activities related to purchase of Limited Partnership interests of approximately $3,001,000.

Year Ended March 31, 2000 Compared to Period Ended December 31, 1998. Cash flows provided by operating activities for the year ended March 31, 2000 and the year ended December 31, 1998 included interest income from cash investments offset by miscellaneous costs of operations. For the year ended March 31, 2000, cash flows used in investing activities substantially consisted of capital contributions paid to Local Limited Partnerships of $5,784,000, capitalized acquisition fees and costs of $754,000, offset by loan receivable payment of $155,000. For the period ended December 31, 1998, cash used in investing activities consisted of $4,156,000 paid to Local Limited Partnerships, $50,000 extended in notes receivable and $493,000 of capitalized acquisition costs and fees. Cash flows provided by financing activities for the year ended March 31, 2000, primarily consisted of net proceeds from the sale of Units of $8,718,000 and the collection of $1,197,000 of subscriptions receivable, offset by $1,411,000 in offering costs. Cash flows provided by financing activities for the period ended December 31, 1998, primarily consisted of net proceeds from the sale of Units of $6,680,000 and offset by $1,031,000 of subscriptions receivable, and offset by $867,000 in offering costs and principal loans in the amount of $113,000.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2001, to be sufficient to meet all future cash requirements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and for the period August 20, 1998 (date operations commenced) through December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 67% and 60% of the total assets of the Partnership at March 31, 2001 and 2000, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the period August 20, 1998 (date operations commenced) through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.




                                        /s/BDO SEIDMAN, LLP
                                           BDO SEIDMAN, LLP

Orange County, California
July 31, 2001

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                  March 31
                                                                           ----------------------------------
                                                                               2001               2000
                                                                           -------------     ----------------
ASSETS

Cash and cash equivalents                                                $    1,152,887    $       4,501,538
Investments in limited partnerships, net (Notes 3 and 4)                     15,439,696           13,829,634
Loans receivable (Note 2)                                                        50,000              154,878
Other assets                                                                        170               31,378
                                                                           -------------     ----------------
                                                                         $   16,642,753    $      18,517,428
                                                                           =============     ================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 6)                             $      238,129    $       1,252,287
   Accrued fees and advances due to General Partner and
     affiliate (Note 4)                                                          22,952               35,171
                                                                           -------------     ----------------
     Total liabilities                                                          261,081            1,287,458
                                                                           -------------     ----------------
Partners' equity (deficit) (Note 8)
   General partner                                                              (40,661)             (32,128)
   Limited partners (25,000 units authorized; 20,500 units
     issued and outstanding)                                                 16,422,333           17,262,098
                                                                           -------------     ----------------
     Total partners' equity                                                  16,381,672           17,229,970
                                                                           -------------     ----------------
                                                                         $   16,642,753    $      18,517,428
                                                                           =============     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                                          For the Period
                                                                                                          August 20, 1998
                                                                                     For the Three        (Date Operations
                                                  For the Years Ended                Months Ended         Commenced) Through
                                                       March 31                       March 31              December 31
                                          -----------------------------------     -----------------     ----------------------------
                                              2001                2000                  1999                    1998
                                          -------------     -----------------     -----------------     ----------------------------
Interest income                         $      118,871    $          237,012    $           15,869    $                6,003
Other income                                    13,885                     -                     -                         -
                                          -------------     -----------------     -----------------     ----------------------------
Total income                                   132,756               237,012                15,869                     6,003
                                          -------------     -----------------     -----------------     ----------------------------
Operating expenses:
   Amortization (Note 3)                        51,548                45,616                 5,207                     3,055
   Management fees (Note 4)                     58,310                54,064                 8,096                         -
   Other                                        61,945                39,760                 5,815                     4,449
                                          -------------     -----------------     -----------------     ----------------------------
     Total operating expenses                  171,803               139,440                19,118                     7,504
                                          -------------     -----------------     -----------------     ----------------------------
Income(loss) from operations                   (39,047)               97,572                (3,249)                   (1,501)

Other expenses and losses:
   Equity in (losses)income of
     limited partnerships (Note 3)            (813,901)             (520,281)               47,263                    60,610

   Loss from sale of securities
     (Note 9)                                        -               (85,727)                    -                         -
                                          -------------     -----------------     -----------------     ----------------------------
Total other expenses and losses               (813,901)             (606,008)               47,263                    60,610
                                          -------------     -----------------     -----------------     ----------------------------
Net income(loss)                        $     (852,948) $           (508,436) $             44,014     $              59,109
                                          =============     =================     =================     ============================
Net income allocated to:
   General partner                      $       (8,529) $             (5,084) $                440     $                 591
                                          =============     =================     =================     ============================
   Limited partners                     $     (844,419) $           (503,352) $             43,574     $              58,518
                                          =============     =================     =================     ============================
 Net income per limited partner unit    $       (41.19) $             (25.55) $               4.26     $               16.38
                                          =============     =================     =================     ============================
 Outstanding weighted limited
   partner units                                20,500                19,697                10,218                     3,573
                                          =============     =================     =================     ============================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Contribution from general partner on August 20, 1998      $            100   $          1,000    $          1,100

Sale of limited partnership units, net of discounts
   of $1,750                                                             -          6,942,250           6,942,250
Sale of limited partnership units issued for promissory
notes receivable (Note 8)                                                -           (262,500)           (262,500)
Offering expenses                                                   (8,668)          (858,128)           (866,796)

Net income                                                             591             58,518              59,109
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at December 31, 1998                     (7,977)         5,881,140           5,873,163

Sale of limited partnership units, net of discounts                      -          4,796,085           4,796,085

Sale of limited partnership units issued for
   promissory notes receivable (Note 8)                                  -           (231,500)           (231,500)

Collection of notes receivable (Note 8)                                  -            185,000             185,000

Offering expenses                                                   (6,122)          (606,017)           (612,139)

Net income                                                             440             43,574              44,014
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 1999                       (13,659)        10,068,282          10,054,623

Sale of limited partnership units, net of discounts                      -          8,718,260           8,718,260

Collection of notes receivable (Note 8)                                  -            304,000             304,000

Offering expenses                                                  (13,385)        (1,325,092)         (1,338,477)

Net loss                                                            (5,084)          (503,352)           (508,436)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2000                       (32,128)        17,262,098          17,229,970

Collection of notes receivable (Note 8)                                  -              5,000               5,000

Offering expenses                                                       (4)              (346)               (350)

Net loss                                                            (8,529)          (844,419)           (852,948)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2001              $        (40,661)  $      16,422,333    $    16,381,672
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                                                                          For the Period
                                                                                                          August 20, 1998
                                                                                     For the Three        (Date Operations
                                                  For the Years Ended                Months Ended         Commenced) Through
                                                       March 31                       March 31              December 31
                                          -----------------------------------     -----------------     ----------------------------
                                              2001                2000                  1999                    1998
                                          -------------     -----------------     -----------------     ----------------------------
Cash flows from operating activities:
   Net income (loss)
                                            $      (852,948) $     (508,436)   $            44,014   $               59,109
   Adjustments to reconcile net income
     (loss) to net cash provided by operating
     activities:
     Amortization                                    51,548          45,616                  5,207                    3,055
     Equity in losses (income) of
       limited partnerships                         813,901         520,281                (47,263)                 (60,610)
     Change in other assets                          31,208         (31,378)                     -                        -
     Change in accrued fees and expenses
       due to general partner and
       affiliates                                    12,406           2,450                 32,398                        -
                                              --------------   -------------     ------------------    ----------------------
Net cash provided by operating activities            56,115          28,533                 34,356                    1,554
                                              --------------   -------------     ------------------    ----------------------
Cash flows from investing activities:
   Investments in limited partnership,
net                                              (3,487,688)     (5,783,619)              (514,697)              (4,155,453)
   Loans receivable, net                            104,878        (154,878)              (993,530)                 (50,000)
   Capitalized acquisition costs and fees                 -        (704,746)              (348,261)                (493,327)
   Accrued and unpaid acquisition fees
     and advances due to affiliate of
     general partner                                (19,055)        (49,275)               (58,493)                 173,323
   Distributions from limited
     partnerships                                    (1,981)              -                      -                        -
                                              --------------   -------------     ------------------    ----------------------
Net cash used in investing activities            (3,403,846)     (6,692,518)            (1,914,981)              (4,525,457)
                                              --------------   -------------     ------------------    ----------------------
Cash flows from financing activities:
   Initial partner contributions                          -               -                      -                    1,100
   Sale of limited partner units                          -       8,718,260              4,749,585                6,679,750
   Subscriptions receivable                           5,000       1,197,370                137,545               (1,030,915)
   Offering expenses                                 (5,920)     (1,440,772)              (575,076)                (866,796)
   Increase (decrease) in loan payable                    -               -               (113,269)                 113,269
                                              --------------   -------------     ------------------    ----------------------
Net cash provided by financing activities              (920)      8,474,858              4,198,785                4,896,408
                                              --------------   -------------     ------------------    ----------------------
Net change in cash and cash equivalents          (3,348,651)      1,810,873              2,318,160                  372,505

Cash and cash equivalents, beginning of
   period                                         4,501,538       2,690,665                372,505                        -
                                              --------------   -------------     ------------------    ----------------------
Cash and cash equivalents, end of
   period/year                              $     1,152,887  $    4,501,538    $         2,690,665   $              372,505
                                              ==============   =============     ==================    ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Interest paid                            $        17,633  $       10,397    $             1,262   $                    -
                                              ==============   =============     ==================    ======================
   Taxes paid                               $           800  $          800    $                 -   $                  800
                                              ==============   =============     ==================    ======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
Organization
------------
WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") was formed on March 3, 1997 under the laws of the State of California, and commenced operations on August 20, 1998. Prior to August 20, 1998, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships ("the Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complex.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2001 and 2000, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. As of March 31, 1999, 11,776 Units, representing subscriptions in the amount of $11,738,335, net of discounts of $ 27,305 for volume purchases and dealer discounts of $10,360, had been accepted. As of December 31, 1998, 6,944 Units representing subscriptions in the amount of $6,942,250, net of discounts of $1,750 for volume purchases, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

Changes in Reporting Year End
-----------------------------
In 1999, the Partnership elected to change it's year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------
Risks and Uncertainties
-----------------------
The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------
The Partnership accounts for its investments in Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships are consistent with the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and amortized over 30 years (see Note 3).

Income from limited partnerships for the period August 20, 1998 (Date Operations Commenced) through December 31, 1998 has been recorded by the Partnership based on reported results provided by this Local Limited Partnerships. Income from limited partnerships for the three months ended March 31, 1999 has been estimated by management of the Partnership. Losses from Local Limited Partnerships for the years ended March 31, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------
Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,761, $2,817,412, $1,478,935 and $866,796 as of March 31, 2001, 2000 and
1999 and December 31, 1998, respectively.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2001 and 2000, the Partnership had cash equivalents of $815,000 and $3,150,000, respectively.

Concentration of Credit Risk
----------------------------
At March 31, 2001, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

Net Income Per Limited Partner Unit
-----------------------------------
Net income per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per unit includes no dilution and is computed by dividing income available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income
------------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 2 - LOANS RECEIVABLE
-------------------------
Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (11.5% and 8.5% at March 31, 2001 and 2000, respectively). A loan receivable with a balance of $154,878 at March 31, 2000 was due from one Local Limited Partnership, in which an interest was not acquired. During 2001 the amount was repaid in full. A loan receivable with a balance of $50,000 at March 31, 2001 is due from one Local Limited Partnership, in which an interest was not acquired.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
As of March 31, 2001 and 2000, the Partnership had acquired Limited Partnership interests in fourteen and twelve Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 588 and 514 apartment units, respectively. As of March 31, 2001, construction or rehabilitation of two of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investment in Local Limited Partnerships as reflected in the balance sheets at March 31, 2001 and 2000 are approximately $1,493,000 and $3,661,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements (see
Note 6). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2001, no investment accounts in Local Limited Partnerships had reached a zero balance.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Following is a summary of the equity method activity of the investment in the Local Limited Partnerships for the periods presented:


                                                                                                           For the Period
                                                                                                            August 20, 1998
                                                                                     For the Three         (Date Operations
                                                  For the Years Ended                Months Ended          Commenced) Through
                                                       March 31                       March 31              December 31
                                          -----------------------------------     -----------------     ----------------------------
                                              2001                2000                  1999                    1998
                                          -------------     -----------------     -----------------     ----------------------------
Investments per balance sheet,
   beginning of period                    $   13,829,634  $     7,748,624  $         6,440,762    $                   -
Capital contributions paid, net                2,403,096        5,211,780              514,697                4,155,453
Capital contributions to be paid                  36,689          805,242              402,848                1,734,427
Equity in income/(losses) of limited
   partnerships                                 (813,901)        (520,281)              47,263                   60,610
Tax credit adjustments                            33,745          (74,861)                   -                        -
Capitalized acquisition fees and costs                 -          704,746              348,261                  493,327
Amortization of paid acquisition fees
   and costs                                     (51,548)         (45,616)              (5,207)                  (3,055)
Distributions received                             1,981                -                    -                        -
                                            -------------   --------------   ------------------     --------------------
Investment per balance sheet, end of
   period                                 $   15,439,696  $    13,829,634  $         7,748,624    $           6,440,762
                                            =============   ==============   ==================     ====================

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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                           2000                      1999
                                                                   ---------------------     ---------------------

ASSETS

Buildings and improvements (net of accumulated depreciation
   for 2000 and 1999 of $1,518,000 and $779,000,
   respectively)                                                 $           27,543,000    $           21,688,000
Land                                                                          1,660,000                 1,268,000
Construction in progress                                                              -                 3,053,000
Other assets (including due from affiliates for 2000 and
   1999 of $46,000 and $268,000, respectively)                                3,986,000                 1,899,000
                                                                   ---------------------     ---------------------
                                                                 $           33,189,000    $           27,908,000
                                                                   =====================     =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                  COMBINED CONDENSED BALANCE SHEETS, Continued

                                                                           2000                      1999
                                                                   ---------------------     ---------------------
LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                          $           14,402,000    $           13,258,000
Other liabilities (including payables to affiliates for 2000
   and  1999 of $1,627,000 and $2,221,000, respectively)                      2,033,000                 3,076,000
                                                                   ---------------------     ---------------------
                                                                             16,435,000                16,334,000
                                                                   ---------------------     ---------------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 6                               13,911,000                10,169,000
Other partners                                                                2,843,000                 1,405,000
                                                                   ---------------------     ---------------------
                                                                             16,754,000                11,574,000
                                                                   ---------------------     ---------------------
                                                                 $           33,189,000    $           27,908,000
                                                                   =====================     =====================

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                           2000                 1999                  1998
                                                     -----------------    -----------------    -------------------
Revenues                                           $        2,138,000   $        1,393,000   $            236,000
                                                     -----------------    -----------------    -------------------
Expenses:
    Operating expenses                                      1,323,000              781,000                175,000
    Interest expense                                          606,000              429,000                      -
    Depreciation and amortization                             986,000              563,000                      -
                                                     -----------------    -----------------    -------------------
Total expenses                                              2,915,000            1,773,000                175,000
                                                     -----------------    -----------------    -------------------
Net income(loss)                                   $          (777,000) $         (380,000)  $             61,000
                                                     =================    =================    ===================
Net income (loss) allocable to the Partnership     $          (759,000) $         (341,000)  $             61,000
                                                     =================    =================    ===================
Net income (loss) recorded by the Partnership      $         (814,000)  $         (520,000)  $             61,000
                                                     =================    =================    ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2001 and 2000, the Partnership incurred acquisition fees of $1,435,000.
          Accumulated amortization of these capitalized costs was $98,038 and $50,202 for March 31, 2001 and 2000, respectively.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of March 31, 2001 and 2000, the Partnership incurred acquisition costs of $111,334, which have been included in investments in limited partnerships. Accumulated amortization was $7,388 and $3,676 as of March 31, 2001 and 2000, respectively.

          An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $58,310 and $54,064, were incurred during the year ended March 31, 2001 and 2000, respectively, $8,096 and $0 were incurred during the three months ended March 31, 1999 and the period ended December 31, 1998, respectively, of which $53,904 and $51,614, were paid during the years ended March 31, 2001 and 2000. No management fees were paid during the three months ended March 31, 1999 or the period ended December 31, 1998.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                                                              March 31
                                                                                    --------------------------------
                                                                                        2001              2000
                                                                                    -------------    ---------------
Acquisition fees                                                                  $            -   $         19,054
Asset management fee payable                                                              14,952             10,546
Commissions payable to affiliate                                                               -              2,275
Reimbursement for expenses paid by the General partner or
   an affiliate                                                                            8,000              3,296
                                                                                    -------------    ---------------
                                                                                  $       22,952   $         35,171
                                                                                    =============    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------
The following is a summary of the quarterly operations for the years ended March 31, 2001 and 2000 (in thousands, except for per share data).

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2001
               ----
Income                                $         62,000    $         30,000  $          20,000    $         21,000

Operating expenses                              35,000              54,000             45,000              38,000

Equity in income (losses) of
     limited partnerships                      (88,000)           (142,000)          (142,000)           (442,000)
                                        ---------------      ---------------    ---------------     -- -------------
Net income (loss)                     $        (61,000)   $       (166,000) $        (167,000)   $       (459,000)
                                        ===============     ===============    ===============     ===============
Income (loss) available to
     limited partner                  $        (61,000)   $       (165,000) $        (165,000)   $       (453,000)
                                        ===============     ===============    ===============     ===============
Earnings (loss) per limited
     partnership unit                 $             (3)   $             (8) $              (8)   $            (22)
                                        ===============     ===============    ===============     ===============

               2000
               ----
Income                                $         42,000    $         73,000   $         72,000    $         50,000

Operating expenses                              19,000              87,000             92,000             (59,000)

Equity in income (losses) of
     limited partnerships                       13,000             (44,000)            51,000            (540,000)

Loss from sale of securities                         -                   -                  -             (86,000
                                        ---------------     ---------------    ---------------     ---------------
Net income (loss)                     $         36,000    $        (58,000) $          31,000    $       (517,000)
                                        ===============     ===============    ===============     ===============
Income (loss) available to
     limited partner                  $         35,000    $        (57,000) $          31,000    $       (512,000)
                                        ===============     ===============    ===============     ===============
Earnings (loss) per limited
     partnership unit                 $              2    $             (3) $              (1)   $            (23)
                                        ===============     ===============    ===============     ===============


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Period August 20, 1998 (Date Operations
                      Commenced) Through December 31, 1998


NOTE 6 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 7 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 8 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------
During 1998, the Partnership had received subscriptions for 6,944 Units which included subscriptions receivable of $1,030,915, net of dealer discounts, and promissory notes receivable of $262,500. Limited partners who subscribed for ten or more units of Local Limited Partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 5.5% per annum, due no later than 13 months after the subscription date. Subscriptions and notes receivable collected subsequent to year-end are recorded as a capital contribution and an asset in the accompanying financial statements. Any unpaid balance is reflected as a reduction of partners' equity in the accompanying financial statements.

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

From April 1, 1999 through June 23, 1999, the date of closing the fund, the Partnership received subscriptions for an additional 8,724 Units, for which it has received net cash totaling $8,718,260. Notes receivable totaling $5,000 remain outstanding as of March 31, 2000. Such notes were collected in full during 2001.

NOTE 9 - LOSS FROM SALE OF SECURITIES
-------------------------------------
The $(85,727) realized loss experienced in fiscal 2000 from the sale of securities was the result of market fluctuations that reduced the values of certain tax-exempt investments by $85,727. In order to avoid future losses, these investments were liquidated in October 1999. The cash generated from the sale of these investments was reinvested in tax-exempt, auction rate preferred instruments that are highly liquid and diversified securities backed by 200% collateral.

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

Wilfred N. Cooper, Sr., age 70, is the founder, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice-Chairman, a Director, member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Chief Operating Officer, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch which constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid to the General Partner or its affiliates as of March 31, 2001, 2000 and 1999 and December 31, 1998 approximately $2,817,761, $2,817,412, $1,478,935 and
     $866,796, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $2,202,760, $2,202,411, $1,125,655 and $675,500 as of March
     31, 2000, 1999, and December 31, 1998, respectively, was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's offering ("Gross Proceeds") allocable to each of Local Limited Partnerships. As of March 31, 2001 and 2000, the aggregate amount of acquisition fees paid or accrued was approximately $1,435,000. As of December 31, 1999 and 1998, the aggregate amount of acquisition fees paid or accrued was approximately $789,740 and $464,555, respectively.

(c) Acquisition Expense. The Partnership accrued to or paid to the General Partner or its affiliates for acquisition expense expended by such persons on behalf of the Partnership of approximately $111,334, $111,334, $51,848 and $28,772 as of March 31, 2001, 2000, 1999, and December 31, 1998,
     respectively. The limit on this reimbursement is 1.5% of Gross Proceeds.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $58,310, $54,064, $8,096 and $0 were incurred during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the period ended December 31, 1998, respectively, of which $53,904 and $51,614 was paid for the years ended March 31, 2001 and 2000. No management fees were paid during the three months ended March 31, 1999 or the period ended December 31, 1998.

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

(f) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $46,000, $17,000, $1,000 and $3,000 during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the period ended December 31, 1998, respectively.

(g) Interest in Partnership. The General Partner will receive 1% of the Partnership's allocated Low Income Housing Credits. No Low Income Housing Credits have been allocated. The General Partner is also entitled to receive 1% of cash distributions. There have been no distributions of cash to the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)     Financial     statements     included     in    Part    II    hereof:
-----------------------------------------------

       Report of Independent Certified Public Accountants Balance Sheets, March 31, 2001 and 2000 Statements of Operations for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the period August 20, 1998 (date operations commenced) through December 31, 1998 Statements of Partners' Equity for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the period August 20, 1998 (date operations commenced) through December 31, 1998 Statements of Cash Flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the period August 20, 1998 (date operations commenced) through December 31, 1998 Notes to Financial Statements

(a)(2) Financial    statement    schedules   included   in   Part   IV   hereof:
       -------------------------------------------------------------------------

       Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III, Real Estate Owned by Local Limited Partnerships

(b)    Reports on form 8-K
       -------------------
       NONE

(c)    Exhibits.
       --------
3.1    Agreement  of Limited  Partnership  dated as of March 3,  1997,  filed as
       Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement, is hereby incorporated herein as Exhibit 3.1.

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

10.8 Amended and Restated Agreement of Limited Partnership of Ottawa I Limited Partnership filed as Exhibit 10.2 to the current report on Form 8-K dated January 29, 1999, is herein incorporated by reference as Exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of Summer Wood, Ltd. Filed as Exhibit 10.1 to the current report on Form 8-K dated May 7, 1999, is herein incorporated by reference as Exhibit 10.9.

10.10 Amended and Restated Agreement of Limited Partnership of West Mobile County Housing Ltd filed as Exhibit 10.1 to the current report on Form 8-K dated July 16, 1999, is herein incorporated by reference as Exhibit 10.10.

10.11 Amended and Restated Agreement of Limited Partnership of Cotton Mill Elderly Living Center, L.P. filed as Exhibit 10.11 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as
       Exhibit 10.11.

10.12 Amended and Restated Agreement of Limited Partnership of Country Club Investors, L.P. filed as Exhibit 10.12 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as Exhibit 10.12.

10.13 Amended and Restated Agreement of Limited Partnership of Kechel Tower L.P. filed as Exhibit 10.13 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as Exhibit 10.13.

10.14 Amended and Restated Agreement of Limited Partnership of St. Susanne Associates I, L.P. filed as Exhibit 10.14 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as Exhibit 10.14.

10.15 Amended and Restated Agreement of Limited Partnership of Boonville Associates I, L.P. filed as Exhibit 10.15 to the current report Form 10-K dated July 31, 2001, is herein incorporated by reference as Exhibit 10.15.

10.16 Amended and Restated Agreement of Limited Partnership of Wagner Partnership 99 Limited Partnership filed as Exhibit 10.16 to the current report Form 10-K dated July 31, 2001, is herein incorporated by reference as Exhibit 10.16.

(d)    Financial  statement  schedules follow as set forth in subsection  (a)(2)
       -------------------------------------------------------------------------
       hereof.
       -------
                                       31

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6


The audits referred to in our report dated July 31, 2001, relating to the 2001, 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.




                                         /S/BDO SEIDMAN, LLP
                                            BDO SEIDMAN, LLP


Orange County, California
July 31, 2001

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Boonville Associates               Boonville,
I, L.P.                            Missouri          $   2,195,000   $  2,195,000 $         -    $  779,000 $         -   $  779,000

Brighton Ridge                     Edgefield,
Limited Partnership                South Carolina          926,000        926,000   1,048,000     2,378,000     159,000    2,219,000

Cotton Mill Elderly                Rock Island,
Living Center, L.P.                Illinois              1,040,000      1,040,000     780,000     2,109,000       3,000    2,106,000

Country Club .                     Richmond,
Investors, L.P                     Virginia                305,000        268,000   2,777,000     3,696,000     506,000    3,190,000

Desloge Associates                 Desloge,
I, L.P.                            Missouri              1,059,000      1,059,000     622,000     2,071,000     107,000    1,964,000

Kechel Towers, L.P.                Logansport,
                                   Indiana               1,291,000      1,127,000     520,000     1,895,000      85,000    1,810,000

Ottowa I, L.P.                     Oglesby,
                                   Illinois                403,000        403,000   1,501,000     1,998,000     165,000    1,833,000

Preservation Partners              Pontiac and
I, L.P.                            Taylorville,
                                   Illinois                514,000        514,000   2,043,000     2,629,000     215,000    2,414,000

St. Susanne                        Mt. Vernon,
Associates I, L.P.                 Missouri                255,000        255,000     660,000       991,000      24,000      967,000

Summer                             Camden,
Wood, Ltd.                         Alabama               1,237,000      1,237,000     850,000     2,116,000      98,000    2,018,000

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Trenton Village                    Trenton,
Apartments, L.P.                   Missouri              1,018,000      1,018,000     711,000     2,123,000      69,000    2,054,000

United Development Co.             Memphis,
97.0, L.P.                         Tennessee             2,813,000      2,813,000   1,304,000     4,216,000           -    4,216,000

Wagner Partnership                 Wagner,
Associates I, L.P.                 South Dakota            245,000        208,000     219,000       492,000           -      492,000

West Mobile County                 Theodore,
Housing, Ltd.                      Alabama               1,858,000      1,858,000   1,367,000     3,228,000      87,000    3,141,000
                                                     --------------  ------------- ----------  ------------- ----------- -----------


                                                     $  15,159,000   $ 14,921,000 $14,402,000 $  30,721,000 $ 1,518,000 $ 29,203,000
                                                     ==============  ============= =========== ============= =========== ===========

                                       34

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                      ------------------------------------------------------------------------------
                                                          For the Year Ended December 31, 2000
                                       -----------------------------------------------------------------------------
          Partnership Name                                   Net Income       Year            Estimated Completion
                                        Rental Income           (Loss)   Investment Acquired            Date
--------------------------------------------------------------------------------------------------------------------
Boonville Associates I, L.P.          $             -    $           -        2000                  2001

Brighton Ridge Limited Partnership            213,000          (57,000)       1998                  1999

Cotton Mill Elderly Living Center,
L.P.                                            2,000          (25,000)       1999                  2000

Country Club Investors, L.P.                  537,000          (51,000)       1999                  1998

Desloge Associates I, L.P.                     90,000          (64,000)       1998                  1999

Kechel Towers, L.P.                            92,000         (118,000)       1998                  1999

Ottawa I, L.P.                                156,000          (53,000)       1999                  1999

Preservation Partners I, L.P.                 237,000          (84,000)       1999                  1999

St. Susanne Associates I, L.P.                 56,000          (12,000)       1999                  2000

Summer Wood Ltd.                               63,000          (91,000)       1999                  1999

Trenton Village Apartments,
L.P.                                          111,000          (15,000)       1998                  1999

United Development Co.
97.0, L.P.                                    416,000         (123,000)       1998                  1999

Wagner Partnership
99 Limited Partnership                          4,000           (1,000)       2000                  2001

West Mobile County
Housing, Ltd.                                 102,000          (83,000)       1999                  2000
                                       ----------------- ---------------
                                      $     2,079,000    $    (777,000)
                                      ================== ===============

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 2000                As of December 31, 1999
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Brighton Ridge                     Edgefield,
Limited Partnership                South Carolina    $     926,000   $    892,000 $  1,165,000  $  2,378,000 $   84,000  $ 2,294,000

Cotton Mill Elderly                Rock Island,
Living Center, L.P.                Illinois              1,040,000      1,040,000            -     1,043,000          -    1,043,000

Country Club .                     Richmond,
Investors, L.P                     Virginia                305,000        268,000    2,806,000     3,692,000    384,000    3,308,000

Desloge Associates                 Desloge,
I, L.P.                            Missouri              1,059,000      1,059,000      630,000     2,065,000     31,000    2,034,000

Kechel Towers, L.P.                Logansport,
                                   Indiana               1,348,000      1,191,000    1,349,000     1,909,000     16,000    1,893,000

Ottowa I, L.P.                     Oglesby,
                                   Illinois                403,000        383,000    1,510,000     1,989,000     79,000    1,910,000

Preservation Partners              Pontiac and
I, L.P.                            Taylorville,
                                   Illinois                515,000        490,000    2,056,000     2,580,000     97,000    2,483,000

St. Susanne                        Mt. Vernon,
Associates I, L.P.                 Missouri                255,000        204,000       74,000       227,000          -      227,000

Summer                             Camden,
Wood, Ltd.                         Alabama               1,237,000      1,158,000      965,000     2,118,000     13,000    2,105,000

Trenton Village                    Trenton,
Apartments,L.P.                    Missouri              1,018,000        922,000      726,000     2,123,000     17,000    2,106,000

United Development Co.             Memphis,
97.0, L.P                          Tennessee             2,813,000      2,541,000    1,311,000     4,448,000     58,000    4,390,000

West Mobile County.                Theodore,
Housing, Ltd                       Alabama               1,831,000      1,350,000      666,000     2,216,000          -    2,216,000
                                                     --------------- ------------ ------------- ------------- ----------- ----------
                                                     $  12,750,000   $ 11,498,000 $ 13,258,000  $ 26,788,000 $  779,000 $ 26,009,000
                                                     =============== ============ ============  ============= ========== ===========

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                      ------------------------------------------------------------------------------
                                                   For the penod August 20, 1998 through December 31, 1999
                                       -----------------------------------------------------------------------------
          Partnership Name                                                             Year           Estimated Completion
                                        Rental Income         Net Income         Investment Acquired            Date
--------------------------------------------------------------------------------------------------------------------
Brighton Ridge Limited Partnership    $       167,000    $     (62,000)       1998                  1999

Cotton Mill Elderly Living Center,
L.P.                                                -            2,000        1999                  2000

Country Club Investors, L.P.                  523,000          (90,000)       1999                  1998

Desloge Associates I, L.P.                     47,000          (15,000)       1998                  1999

Kechel Towers, L.P.                            18,000           13,000        1998                  1999

Ottawa I, L.P.                                117,000          (51,000)       1999                  1999

Preservation Partners I, L.P.                 234,000         (130,000)       1999                  1999

St. Susanne Associates I, L.P.                      -                 -       1999                  2000

Summer Wood Ltd.                                6,000          (16,000)       1999                  1999

Trenton Village Apartments,
L.P.                                           28,000          (16,000)       1998                  1999

United Development Co.
97.0, L.P                                     175,000          (15,000)       1998                  1999

West Mobile County
Housing, Ltd.                                       -                -        1999                  2000
                                      ----------------   ----------------
                                      $     1,315,000    $    (380,000)
                                      ================   ================

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 1999                As of December 31, 1998
                                                  ------------------------------------- --------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Brighton Ridge                     Edgefield,
Limited Partnership                South Carolina     $       989,000  $  396,000   $ 607,000   $ 1,304,000  $  25,000  $  1,279,000

Desloge Associates                 Desloge,
I, L.P.                            Missouri                 1,063,000     872,000     634,000       135,000          -       135,000

Ottowa I, L.P.                     Oglesby,
                                   Illinois                   403,000     282,000           -             -          -             -

Preservation Partners              Pontiac and
I, L.P.                            Taylorville,
                                   Illinois                   514,000     232,000           -             -          -             -

Trenton Village                    Trenton,
Apartments,L.P.                    Missouri                 1,025,000     769,000           -       728,000          -       728,000

United Development Co.             Memphis,
97.0, L.P                          Tennessee                2,813,000   2,119,000     539,000       940,000          -       940,000
                                                      ---------------- ---------- ------------- ------------ ---------- ------------
                                                      $     6,807,000  $4,670,000 $ 1,780,000   $ 3,107,000  $  25,000  $  3,082,000
                                                      ================ ========== ============= ============ ========== ============


WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                       ------------------------------------------------------------------------------
                                                   For the Period August 20, 1998 through December 31, 1998
                                       -----------------------------------------------------------------------------
          Partnership Name                                                    Year            Estimated Completion
                                        Rental Income      Net Income   Investment Acquired            Date
--------------------------------------------------------------------------------------------------------------------
Brighton Ridge Limited Partnership    $    194,000        $   28,000        1998                  1999

Desloge Associates I, L.P.                       -                 -        1998                  1999

Ottawa I, L.P.                                   -                 -        1999                  1999

Preservation Partners I, L.P.                    -                 -        1999                  1999

Trenton Village Apartments,
L.P.                                             -             8,000        1998                  1999

United Development Co.
97.0, L.P                                        -            25,000        1998                  1999
                                      ---------------     ------------
                                      $    194,000        $   61,000
                                      ===============     ============

                                       39

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:  WNC & Associates, Inc.         General Partner

By: /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr.,
President - Chairman and Chief Executive Officer of
WNC & Associates, Inc.

Date:  August 16, 2001


By: /s/ Thomas J. Riha
    ------------------
Thomas J. Riha, Vice-President - Chief Financial Officer of
WNC & Associates, Inc.

Date:  August 16, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Wilfred N. Cooper, Jr.
   --------------------------
Wilfred N. Cooper, Jr., President and Director of
WNC & Associates, Inc.

Date:  August 16, 2001


By: /s/ John B. Lester, Jr.
    -----------------------
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date:  August 16, 2001


By: /s/ David N. Shafer
    -------------------
David N Shafer, Director of WNC & Associates, Inc.

Date:  August 16, 2001