Form 10-Q
period 2001-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2001-09-07
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                       For the Quarter Ended June 30, 2001





PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

       Balance Sheets,
         June 30, 2001 and March 31, 2001                                    3

       Statements of Operations
       For the three months ended June 30, 2001 and 2000                     4

       Statement of Partners' Equity (Deficit)
       For the three months ended June 30, 2001                              5

       Statements of Cash Flows
       For the three months ended June 30, 2001 and 2000                     6

       Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of
           Financial Condition, Results of Operations, and Cash Flows       13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks        14


PART II. OTHER INFORMATION

Item 1 Legal Proceedings                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS







                                                                      June 30, 2001                March 31, 2001
                                                                --------------------------      --------------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                     $                1,141,968      $          1,152,887
Investments in limited
   partnerships, net (Note 3)                                                 15,224,382                15,439,696
Loan receivable (Note 2)                                                          50,000                    50,000
Other assets                                                                         170                       170
                                                                --------------------------      --------------------

                                                              $               16,416,520      $         16,642,753
                                                                ==========================      ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)                    $                  230,592      $            238,129
 Due to NAT 6-5                                                                    8,000                         -
 Accrued fees and expenses due to
   General Partner and affiliates (Note 4)                                        22,211                    22,952
                                                                --------------------------      --------------------

     Total liabilities                                                           260,803                   261,081
                                                                --------------------------      --------------------

Commitment and contingencies

Partners' equity (deficit):
  General partner                                                                (42,921)                  (40,661)
  Limited partners (25,000 units authorized,
   20,500 units issued and outstanding)                                       16,198,638                16,422,333
                                                                --------------------------      --------------------

Total partners' equity                                                        16,155,717                16,381,672
                                                                --------------------------      --------------------

                                                              $               16,416,520      $         16,642,753
                                                                ==========================      ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)


                                                          2001                             2000
                                                         Three                            Three
                                                         Months                           Months
                                                 -----------------------          -----------------------

Interest income                                $                14,893          $                62,122
                                                 -----------------------          -----------------------

Operating expenses:
   Amortization (Note 3)                                        12,887                           12,887
   Asset management fees (Note 4)                               14,952                           13,454
   Other                                                        23,119                            8,854
                                                 -----------------------          -----------------------

      Total operating expenses                                  50,958                           35,195
                                                 -----------------------          -----------------------

Income (loss) from operations                                  (36,065)                          26,927

Equity in losses of
   limited partnerships (Note 3)                              (189,890)                         (88,327)
                                                 -----------------------          -----------------------

Net loss                                       $              (225,955)         $               (61,400)
                                                 =======================          =======================

Net loss allocated to:
   General partner                             $                (2,260)         $                  (614)
                                                 =======================          =======================

   Limited partners                            $              (223,695)         $               (60,786)
                                                 =======================          =======================

Net loss per weighted limited partner
   unit                                        $                   (11)         $                    (3)
                                                 =======================          =======================

Outstanding weighted limited
  partner units                                                 20,500                           20,500
                                                 =======================          =======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2001
                                   (unaudited)




                                                         General          Limited
                                                         Partner          Partners              Total
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at March 31, 2001         $    (40,661)   $    16,422,333     $     16,381,672

Net loss                                                   (2,260)          (223,695)            (225,955)
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at June 30, 2001          $    (42,921)   $    16,198,638  $        16,155,717
                                                       ============    ===============     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                         2001                            2000
                                                                  --------------------            -------------------
Cash flows from operating activities:
  Net loss                                                      $           (225,955)          $            (61,400)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Amortization                                                                12,887                         12,887
  Equity in losses of limited partnerships                                   189,890                         88,327
  Change in other assets                                                           -                         (6,950)
  Change in accrued fees and expenses due to
    General Partner and affiliates                                             7,259                           6,994
                                                                                                  -------------------
                                                                  --------------------

 Net cash (used in) provided by operating activities                         (15,919)                        39,858
                                                                  --------------------            -------------------

Cash flows from investing activities:
   Investments in limited partnerships, net                                        -                       (775,443)
   Loans receivable                                                                -                        (50,000)
   Capitalized acquisition fees and costs                                          -                        (19,055)
   Distributions received                                                      5,000                          3,000
                                                                  --------------------            -------------------
                                                                  --------------------

 Net cash provided by (used in) investing activities                           5,000                       (841,498)
                                                                  --------------------            -------------------

Cash flows from financing activities:
   Notes receivable                                                                -                          5,000
   Offering expenses                                                               -                         (2,625)
                                                                                                  -------------------
                                                                  --------------------

Net cash provided by financing activities                                          -                          2,375
                                                                  --------------------            -------------------

Net decrease in cash and cash equivalents                                    (10,919)                      (799,265)

Cash and cash equivalents, beginning of period                             1,152,887                      4,501,538
                                                                  --------------------            -------------------

Cash and cash equivalent, end of period                         $          1,141,968           $          3,702,273
                                                                  ====================            ===================


Supplemental Disclosure of Cash Flow Information-

Taxes Paid                                                      $                800           $                800
                                                                  ====================            ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)




NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The Partnership shall continue in full force and effect until December 31, 2052 unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2001 and March 31, 2001, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,761 as of June 30, 2001 and March 31, 2001.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of June 30, 2001 and March 31, 2001 the Partnership had cash equivalents of $785,000 and $815,000, respectively.

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

Concentration of Credit Risk

At June 30, 2001 and March 31, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

NOTE 2 - LOAN RECEIVABLE

Loan receivable represents amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (11.5% and 8.5% at June 30, 2001 and 2000, respectively). A loan receivable with a balance of $50,000 at June 30, 2001 is due from one Local Limited Partnership, in which an interest was not acquired.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2001 and March 31, 2001, the Partnership had acquired Limited Partnership interests in fourteen Local Limited Partnerships, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 588 apartment units. The Partnership is in negotiations to acquire interests in one additional Local Limited Partnership. As of June 30, 2001, construction or rehabilitation of two of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2001, no investment accounts in Local Limited Partnerships had reached a zero balance.

Following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                                   For the Three Months          For the Year Ended
                                                                          Ended
                                                                      June 30, 2001                March 31, 2001
                                                                  -----------------------       ---------------------

      Investments in limited partnerships, beginning of period  $            15,439,696       $          13,829,634
      Capital contributions paid, net                                                 -                   2,403,096
      Capital contributions to be paid                                           (7,537)                     36,689
      Equity in losses of limited partnerships                                 (189,890)                   (813,901)
      Tax credit adjustments                                                          -                       33,745
      Amortization of paid acquisition fees and costs                           (12,887)                    (51,548)
      Distributions received from limited partnerships                           (5,000)                      1,981
                                                                  -----------------------       ---------------------

      Investments in limited partnerships, end of period        $            15,224,382       $          15,439,696
                                                                  =======================       =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                           2001                         2000
                                                                  -----------------------       ---------------------

      Revenues                                                  $               535,000       $             536,000
                                                                  -----------------------       ---------------------
      Expenses:
        Interest expense                                                        152,000                     124,000
        Depreciation and amortization                                           246,000                     246,000
        Operating expenses                                                      331,000                     266,000
                                                                  -----------------------       ---------------------
      Total expenses                                                            729,000                     636,000
                                                                  -----------------------       ---------------------

      Net loss                                                  $              (194,000)      $           (100,000)
                                                                  =======================       =====================

      Net loss allocable to the Partnership                     $              (190,000)      $            (88,000)
                                                                  =======================       =====================

      Net loss recorded by the Partnership                      $              (190,000)      $            (88,000)
                                                                  =======================       =====================

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $14,952 and $13,454 were incurred during the three months ended June 30, 2001 and 2000, respectively, of which $13,516 and $0 were paid during the three months ended June 30, 2001 and 2000, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

Accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                                      June 30, 2001             March 31, 2001
                                                                   ---------------------     ---------------------

     Asset management fees payable                               $              16,388     $               14,952
     Advances payable to affiliate                                               5,823                         -
     Reimbursement for expenses paid by the General Partner
      or  an affiliate                                                           8,000                      8,000
                                                                   ---------------------     ---------------------

      Total                                                      $              30,211     $               22,952
                                                                   =====================     =====================

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts, which are due at various times based on conditions specified in the limited partnership agreements. These contributions are payable in installments and are due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statement, as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $1,142,000 in cash and cash equivalents, net investments in fourteen Local Limited Partnerships of $15,224,000, and a deposit on one prospective acquisition of $50,000, which has been subsequently rejected by the Partnership. Liabilities at June 30, 2001 primarily consisted of $231,000 of capital contributions due to Local Limited Partnerships and $30,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(226,000), reflecting an increase of $(165,000) from the net loss of $(61,000) for the three months ended June 30, 2000. The increase in net loss was primarily due to equity in losses of limited partnerships which increased by $(101,000) to $(190,000) for the three months ended June 30, 2001 from $(88,000) of income for the three months ended June 30, 2000. The $(101,000) increase was mainly due to interests acquired in additional operating Local Limited Partnerships since the prior period. In addition to the increase in equity in losses of limited partnerships, interest income decreased by $47,000 to $15,000 for the three months ended June 30, 2001 from $62,000 for the three months ended June 30, 2000. The $47,000 decrease was primarily due to a decrease in invested funds resulting from capital contributions paid to Local Limited Partnerships in which the Partnership has an interest. Operating expenses increased by $16,000 to $51,000 for the three months ended June 30, 2001 from $35,000 for the three months ended June 30, 2000 due to an increase in interest expense.

Cash Flows

Three months Ended June 30, 2001 Compared to Three months Ended June 30, 2000. Net decrease in cash during the three months ended June 30, 2001 was $(11,000), reflecting a decrease of $(788,000) from the net cash used of $(799,000) for the three months ended June 30, 2000. The change was primarily due to a decrease of $775,000 of cash used in net investments in limited partnerships, in addition to a decrease in loan receivable of $50,000 and capitalized acquisition fees and costs $19,000. That change was offset by an increase of $(56,000) used in operating activities.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2001, to be sufficient to meet all future cash requirements.

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

Date: August 27, 2001



By:  /s/ Thomas J. Riha
Thomas J. Riha,
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 27, 2001