Form 10-Q
period 2001-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2001-12-11
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

         X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

              For The Three And Six Months Ended September 30, 2001




PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets,
           September 30, 2001 and March 31, 2001                               3

         Statements of Operations
           For the three and six months ended September 30, 2001 and 2000      4

         Statement of Partners' Equity (Deficit)
           For the six months ended September 30, 2001                         5

         Statements of Cash Flows
           For the six months ended September 30, 2001 and 2000                6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks          15


PART II. OTHER INFORMATION

Item 1 Legal Proceedings                                                      15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    September 30, 2001             March 31, 2001
                                                                --------------------------      --------------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                     $                1,125,908      $          1,152,887
Investments in limited
   partnerships, net (Note 3)                                                 15,368,633                15,439,696
Loan receivable (Note 2)                                                          50,000                    50,000
Other assets                                                                         170                       170
                                                                --------------------------      --------------------

                                                              $               16,544,711      $         16,642,753
                                                                ==========================      ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)                    $                  581,322      $            238,129
 Accrued fees and expenses due to
   General Partner and affiliates (Note 4)                                        33,189                    22,952
                                                                --------------------------      --------------------

     Total liabilities                                                           614,511                   261,081
                                                                --------------------------      --------------------

Commitment and contingencies (Note 3 and 7)

Partners' equity (deficit):
  General partner                                                                (45,176)                  (40,661)
  Limited partners (25,000 units authorized,
   20,500 units issued and outstanding)                                       15,975,376                16,422,333
                                                                --------------------------      --------------------

Total partners' equity                                                        15,930,200                16,381,672
                                                                --------------------------      --------------------

                                                              $               16,544,711      $         16,642,753
                                                                ==========================      ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (unaudited)


                                                           2001                                        2000
                                          ---------------------------------------    -----------------------------------------
                                               Three                  Six                 Three                    Six
                                               Months                Months               Months                 Months
                                          -----------------     -----------------    -----------------      ------------------

Interest income                         $           5,396     $          20,289    $          30,064      $           92,186
                                          -----------------     -----------------    -----------------      ------------------

Operating expenses:
  Amortization (Note 3)                            12,887                25,774               12,887                  25,774
  Asset management fees (Note 4)                   14,952                29,904               14,952                  28,406
  Legal and accounting fees                        13,118                15,822                5,948                   8,864
  Other                                               580                20,995               20,405                  26,343
                                          -----------------     -----------------    -----------------      ------------------

    Total operating expenses                       41,537                92,495               54,192                  89,387
                                          -----------------     -----------------    -----------------      ------------------

Income (loss) from operations                     (36,141)              (72,206)             (24,128)                  2,799

Equity in losses of
 limited partnerships (Note 3)                   (189,376)             (379,266)            (142,108)               (230,435)
                                          -----------------     -----------------    -----------------      ------------------

Net loss                                $        (225,517)    $        (451,472)   $        (166,236)     $         (227,636)
                                          =================     =================    =================      ==================

Net loss allocated to:
  General Partner                       $          (2,255)    $          (4,515)   $          (1,662)     $           (2,276)
                                          =================     =================    =================      ==================

  Limited Partners                      $        (223,262)    $        (446,957)   $        (164,574)     $         (225,360)
                                          =================     =================    =================      ==================

Net loss per weighted limited
  partner unit                          $             (11)    $             (22)   $              (8)     $              (11)
                                          =================     =================    =================      ==================

Outstanding weighted limited
  partner units                                    20,500                20,500               20,500                  20,500
                                          =================     =================    =================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2001
                                   (unaudited)



                                 General Limited
                                                         Partner          Partners              Total
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at March 31, 2001         $    (40,661)   $    16,422,333     $     16,381,672

Net loss                                                   (4,515)          (446,957)            (451,472)
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at September 30, 2001     $    (45,176)   $    15,975,376  $        15,930,200
                                                       ============    ===============     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                                         2001                            2000
                                                                  --------------------            -------------------
Cash flows from operating activities:
  Net loss                                                      $           (451,472)          $           (227,636)
Adjustments to reconcile net loss to
  cash used in operating activities:
  Amortization                                                                25,774                         25,774
  Equity in losses of limited partnerships                                   379,266                        230,435
  Change in other assets                                                           -                         31,184
  Change in accrued fees and expenses due to
  General Partner and affiliates                                              10,237                         10,447
                                                                  --------------------            -------------------

 Net cash (used in) provided by operating activities                         (36,195)                        70,204
                                                                  --------------------            -------------------

Cash flows from investing activities:
   Investments in limited partnerships, net                                        -                     (3,167,245)
   Loans receivable                                                                -                        104,878
   Capitalized acquisition fees and costs                                          -                        (19,055)
   Distributions received                                                      9,216                              -
                                                                  --------------------            -------------------

 Net cash provided by (used in) investing activities                           9,216                     (3,081,422)
                                                                  --------------------            -------------------

Cash flows from financing activities:
   Notes receivable                                                                -                          5,000
   Offering expenses                                                               -                          5,375
                                                                  --------------------            -------------------

Net cash provided by financing activities                                          -                         10,375
                                                                  --------------------            -------------------

Net decrease in cash and cash equivalents                                    (26,979)                    (3,000,843)

Cash and cash equivalents, beginning of period                             1,152,887                      4,501,538
                                                                  --------------------            -------------------

Cash and cash equivalent, end of period                         $          1,125,908           $          1,500,695
                                                                  ====================            ===================


Supplemental Disclosure of Cash Flow Information

Taxes Paid                                                      $                800           $                800
                                                                  ====================            ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 2001 and March 31, 2001, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,761 as of September 30, 2001 and March 31, 2001.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of September 30, 2001 and March 31, 2001 the Partnership had cash equivalents of $650,000 and $815,000, respectively.

Net Income Per Limited Partner Unit
-----------------------------------

Net income per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per unit includes no dilution and is computed by dividing income available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Concentration of Credit Risk
----------------------------

At September 30, 2001 and March 31, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

NOTE 2 - LOAN RECEIVABLE
------------------------

Loan receivable represents amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (11.5% and 8.5% at September 30, 2001 and 2000, respectively). A loan receivable with a balance of $50,000 at September 30, 2001 is due from one Local Limited Partnership, in which an interest was not acquired.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30, 2001 and March 31, 2001, the Partnership had acquired Limited Partnership interests in fifteen and twelve Local Limited Partnerships each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 607 apartment units. As of September 30, 2001, construction or rehabilitation of two of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2001, no investment accounts in Local Limited Partnerships had reached a zero balance.

Following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                                    For the Six Months
                                                                          Ended                  For the Year Ended
                                                                    September 30, 2001             March 31, 2001
                                                                  -----------------------       ---------------------

      Investments per balance sheet, beginning of period        $            15,439,696       $          13,829,634
      Capital contributions paid, net                                                 -                   2,403,096
      Capital contributions to be paid                                          343,193                      36,689
      Equity in losses of limited partnerships                                 (379,266)                   (813,901)
      Tax credit adjustments                                                          -                      33,745
      Amortization of capitalized acquisition fees and costs                    (25,774)                    (51,548)
      Distributions received from limited partnerships                           (9,216)                      1,981
                                                                  -----------------------       ---------------------

      Investments in  limited partnerships, end of period       $            15,368,633       $          15,439,696
                                                                  =======================       =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                           2001                         2000
                                                                  -----------------------       ---------------------

      Revenues                                                  $             1,069,000       $           1,230,000
                                                                  -----------------------       ---------------------
      Expenses:
        Interest expense                                                        303,000                     319,000
        Depreciation and amortization                                           493,000                     487,000
        Operating expenses                                                      661,000                     663,000
                                                                  -----------------------       ---------------------
      Total expenses                                                          1,457,000                   1,469,000
                                                                  -----------------------       ---------------------

      Net loss                                                  $              (388,000)      $            (239,000)
                                                                  =======================       =====================

      Net loss allocable to the Partnership                     $              (379,000)      $            (230,000)
                                                                  =======================       =====================

      Net loss recorded by the Partnership                      $              (379,000)      $            (230,000)
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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $29,904 and $28,406 were incurred during the six months ended September 30, 2001 and 2000, respectively, of which $29,527 and $20,830 were paid during the six months ended September 30, 2001 and 2000, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

Accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                    September 30, 2001          March 31, 2001
                                                                   ---------------------     ---------------------

     Asset management fees payable                               $              15,329     $               14,952
     Advances payable to affiliate                                               9,860                         -
     Reimbursement for expenses paid by the General Partner
      or  an affiliate                                                           8,000                      8,000
                                                                   ---------------------     ---------------------

      Total                                                      $              33,189     $               22,952
                                                                   =====================     =====================

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts, which are due at various times based on conditions specified in the limited partnership agreements. These contributions are payable in installments and are due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statement, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

From October 1, 2001 to November 21, 2001, the Partnership disbursed previously committed capital contribution of $298,160 to Local Limited Partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

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

The following discussion and analysis compares the results of operations for the six months ended September 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at September 30, 2001 consisted primarily of $1,126,000 in cash and cash equivalents, net investments in fifteen Local Limited
Partnerships of $15,369,000, and a deposit on one prospective acquisition of $50,000, which has been subsequently rejected by the Partnership. Liabilities at September 30, 2001 primarily consisted of $581,000 of capital contributions due to Local Limited Partnerships and $33,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations
---------------------

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was $(225,000), reflecting an increase of approximately $(59,000) from the net loss of $(166,000) for the three months ended September 30, 2000. The increase in net loss was primarily due to equity in losses of limited partnerships which increased by $(47,000) to $(189,000) for the three months ended September 30, 2001 from $(142,000) for the three months ended September 30, 2000. In addition to the increase in equity in losses of limited partnerships, loss from operations increased by $(12,000) to $(36,000) for the three months ended September 30, 2001 from $(24,000) for the three months ended September 30, 2000. Loss from operations increased due to interest income decreased by $25,000, which was offset by a decrease in operating expenses by $13,000 to $41,000 for the three months ended September 30, 2001 from $54,000 for the three months ended September 30, 2000.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000. The Partnership's net loss for the six months ended September 30, 2001 was $(451,000), reflecting an increase of $(224,000) from the net loss of $(227,000) for the six months ended September 30, 2000. The increase in net loss was primarily due to equity in losses of limited partnerships which increased by $(149,000) to $(379,000) for the six months ended September 30, 2001 from $(230,000) of income for the six months ended September 30, 2000. In addition to the increase in equity in losses of limited partnerships, loss from operations increased by $75,000 to $(72,000) for the six months ended September 30, 2001 from income of $3,000 for the six months ended September 30, 2000. Loss from operations increased due to interest income decreasing by $72,000, in addition to an increase in operating expenses by $3,000 to $92,000 for the six months ended September 30, 2001 from $89,000 for the six months ended September 30, 2000 due to the increase of accounting fees, offset by a decline of other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-continued


Cash Flows
----------

Six months Ended September 30, 2001 Compared to Six months Ended September 30, 2000. Net decrease in cash during the six months ended September 30, 2001 was $(27,000) compared to net cash decrease for the six months ended September 30, 2000 of $(3,001,000), reflecting a decrease of $(2,974,000). The decrease is primarily due to cash used in net investing activities decreasing by approximately $(3,090,000)from net cash used of (3,081,000) for the six months ended September 30, 2000 by net cash provided of $9,000 for the six months ended September 30, 2001. This was offset by approximately $106,000 decline of net cash provided by operating activities, from $70,000 for the six months ending September 30, 2000, to net cash used by operating activities of $(36,000) for September 30, 2001 along with a decline of $10,000 of cash provided by financing activities for the six months ended September 30, 2000 to $0 for the six months ended September 30, 2001.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2001, to be sufficient to meet all future cash requirements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:   WNC & Associates, Inc.        General Partner of the Registrant



By:  /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.

Date: November 20, 2001



By:  /s/ Thomas J. Riha
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 20, 2001