Form 10-Q
period 2001-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2002-02-14
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-26869


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6


            California                          33-0761578
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

Yes    No
----  -----

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                               INDEX TO FORM 10-Q

              For The Three And Nine Months Ended December 31, 2001





PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets,
           December 31, 2001 and March 31, 2001                                3

         Statements of Operations
           For the three and nine months ended December 31, 2001 and 2000      4

         Statement of Partners' Equity (Deficit)
           For the nine months ended December 31, 2001                         5

         Statements of Cash Flows
           For the nine months ended December 31, 2001 and 2000                6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks          15


PART II. OTHER INFORMATION

Item 1 Legal Proceedings                                                      15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    December 31, 2001              March 31, 2001
                                                                --------------------------      --------------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                     $                  779,330      $          1,152,887
Investments in limited partnerships, net (Note 3)                             15,074,485                15,439,696
Loan receivable (Note 2)                                                          50,000                    50,000
Other assets                                                                       2,059                       170
                                                                --------------------------      --------------------

                                                              $               15,905,874      $         16,642,753
                                                                ==========================      ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)                    $                  246,185      $            238,129
 Accrued fees and expenses due to
   General Partner and affiliates (Note 4)                                        38,330                    22,952
                                                                --------------------------      --------------------

     Total liabilities                                                           284,515                   261,081
                                                                --------------------------      --------------------

Commitment and contingencies (Note 3)

Partners' equity (deficit):
  General partner                                                                (48,264)                  (40,661)
  Limited partners (25,000 units authorized,
   20,500 units issued and outstanding)                                       15,669,623                16,422,333
                                                                --------------------------      --------------------

Total partners' equity                                                        15,621,359                16,381,672
                                                                --------------------------      --------------------

                                                              $               15,905,874      $         16,642,753
                                                                ==========================      ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)


                                                           2001                                        2000
                                          ---------------------------------------    -----------------------------------------
                                               Three                  Nine                Three                   Nine
                                               Months                Months               Months                 Months
                                          -----------------     -----------------    -----------------      ------------------

Interest income                         $           8,672     $          28,961    $          20,081      $          112,267
                                          -----------------     -----------------    -----------------      ------------------

Operating expenses:
  Amortization (Note 3)                            12,887                38,661               12,887                  38,661
  Asset management fees (Note 4)                   14,952                44,856               14,952                  43,358
  Legal and accounting fees                         4,101                19,923                9,684                  18,098
  Other                                             4,312                25,307                7,079                  33,872
                                          -----------------     -----------------    -----------------      ------------------

    Total operating expenses                       36,252               128,747               44,602                 133,989
                                          -----------------     -----------------    -----------------      ------------------

Loss from operations                              (27,580)              (99,786)             (24,521)                (21,722)

Equity in losses of
 limited partnerships (Note 3)                   (281,261)             (660,527)            (142,108)               (372,543)
                                          -----------------     -----------------    -----------------      ------------------

Net loss                                $        (308,841)    $        (760,313)   $        (166,629)     $         (394,265)
                                          =================     =================    =================      ==================

Net loss allocated to:
  General Partner                       $          (3,088)    $          (7,603)   $          (1,666)     $           (3,943)
                                          =================     =================    =================      ==================

  Limited Partners                      $        (305,753)    $        (752,710)   $        (164,963)     $         (390,322)
                                          =================     =================    =================      ==================

Net loss per weighted limited
  partner unit                          $             (15)    $             (37)   $              (8)     $              (19)
                                          =================     =================    =================      ==================

Outstanding weighted limited
  partner units                                    20,500                20,500               20,500                  20,500
                                          =================     =================    =================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2001
                                   (unaudited)



                                                         General           Limited
                                                         Partner          Partners              Total
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at March 31, 2001         $    (40,661)   $    16,422,333     $     16,381,672

Net loss                                                   (7,603)          (752,710)            (760,313)
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at December 31, 2001      $    (48,264)   $    15,669,623  $        15,621,359
                                                       ============    ===============     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                                         2001                            2000
                                                                  --------------------            -------------------
Cash flows from operating activities:
  Net loss                                                      $           (760,313)          $           (394,265)
Adjustments to reconcile net loss to
  cash used in operating activities:
  Amortization                                                                38,661                         38,661
  Equity in losses of limited partnerships                                   660,527                        372,543
  Other assets                                                                (1,889)                        31,208
  Accrued fees and expenses due to
    General Partner and affiliates                                            15,378                            496
                                                                  --------------------            -------------------

 Net cash (used in) provided by operating activities                         (47,636)                        48,643
                                                                  --------------------            -------------------

Cash flows from investing activities:
   Investments in limited partnerships, net                                 (335,137)                    (3,446,378)
   Loans receivable                                                                -                        104,878
   Capitalized acquisition fees and costs                                          -                        (19,055)
   Distributions received                                                      9,216                          3,000
                                                                  --------------------            -------------------

 Net cash used in investing activities                                      (325,921)                    (3,357,555)
                                                                  --------------------            -------------------

Cash flows from financing activities:
   Notes receivable                                                                -                          5,000
   Offering expenses                                                               -                          5,375
                                                                 ---------------------            -------------------

Net cash provided by financing activities                                          -                         10,375
                                                                  --------------------            -------------------

Net decrease in cash and cash equivalents                                   (373,557)                    (3,298,537)

Cash and cash equivalents, beginning of period                             1,152,887                      4,501,538
                                                                  --------------------            -------------------

Cash and cash equivalent, end of period                         $            779,330           $          1,203,001
                                                                  ====================            ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes Paid                                                      $                800           $                800
                                                                  ====================            ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)




NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The general partner is WNC & Associates, Inc. ("WNC"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC as the Partnership has no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 2001 and March 31, 2001, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)




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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,761 as of December 31, 2001 and March 31, 2001.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31, 2001 and March 31, 2001 the Partnership had cash equivalents of $0 and $815,000, respectively.

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

Concentration of Credit Risk
----------------------------

At December 31, 2001 and March 31, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the three and nine months ended December 31, 2001.

NOTE 2 - LOAN RECEIVABLE
------------------------

Loan receivable represents amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (11.5% and 8.5% at December 31, 2001 and 2000, respectively). A loan receivable with a balance of $50,000 at December 31, 2001 is due from one Local Limited Partnership, in which an interest was not acquired.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 2001 and March 31, 2001, the Partnership had acquired Limited Partnership interests in fifteen and twelve Local Limited Partnerships each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 607 apartment units. As of December 31, 2001, construction or rehabilitation of two of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2001, no investment accounts in Local Limited Partnerships had reached a zero balance.

Following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                                   For the Nine Months
                                                                          Ended                  For the Year Ended
                                                                    December 31, 2001              March 31, 2001
                                                                  -----------------------       ---------------------

      Investments per balance sheet, beginning of period        $            15,439,696       $          13,829,634
      Capital contributions paid, net                                           335,137                   2,403,096
      Capital contributions to be paid                                            8,056                      36,689
      Equity in losses of limited partnerships                                 (660,527)                   (813,901)
      Tax credit adjustments                                                          -                      33,745
      Amortization of capitalized acquisition fees and costs                    (38,661)                    (51,548)
      Distributions received from limited partnerships                           (9,216)                      1,981
                                                                  -----------------------       ---------------------

      Investments in  limited partnerships, end of period       $            15,074,485       $          15,439,696
                                                                  =======================       =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2001 and 2000 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                           2001                         2000
                                                                  -----------------------       ---------------------

      Revenues                                                  $             1,672,000       $           1,924,000
                                                                  -----------------------       ---------------------
      Expenses:
        Interest expense                                                        456,000                     514,000
        Depreciation and amortization                                           800,000                     728,000
        Operating expenses                                                    1,091,000                   1,059,000
                                                                  -----------------------       ---------------------
      Total expenses                                                          2,347,000                   2,301,000
                                                                  -----------------------       ---------------------

      Net loss                                                  $              (675,000)      $            (377,000)
                                                                  =======================       =====================

      Net loss allocable to the Partnership                     $              (661,000)      $            (373,000)
                                                                  =======================       =====================

      Net loss recorded by the Partnership                      $              (661,000)      $            (373,000)
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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $44,856 and $43,358 were incurred during the nine months ended December 31, 2001 and 2000, respectively, of which $29,527 and $40,548 were paid during the nine months ended December 31, 2001 and 2000, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

Accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                    December 31, 2001           March 31, 2001
                                                                   ---------------------     ---------------------

     Asset management fees payable                               $              30,281     $               14,952
     Advances payable to affiliate                                                  49                         -
     Reimbursement for expenses paid by the General Partner
      or  an affiliate                                                           8,000                      8,000
                                                                   ---------------------     ---------------------

      Total                                                      $              38,330     $               22,952
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

The following discussion and analysis compares the results of operations for the nine months ended December 31, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $779,000 in cash and cash equivalents, net investments in fifteen Local Limited Partnerships of $15,074,000, and a deposit on one prospective acquisition of $50,000, which has been subsequently rejected by the Partnership. Liabilities at December 31, 2001 primarily consisted of $246,000 of capital contributions due to Local Limited Partnerships and $38,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(309,000), reflecting an increase of approximately $(142,000) from the net loss of $(167,000) for the three months ended December 31, 2000. The increase in net loss was primarily due to equity in losses of limited partnerships which increased by $(139,000) to $(281,000) for the three months ended December 31, 2001 from $(142,000) for the three months ended December 31, 2000. In addition to the increase in equity in losses of limited partnerships, loss from operations increased by $(3,000) to $(28,000) for the three months ended December 31, 2001 from $(25,000) for the three months ended December 31, 2000. Loss from operations increased due to interest income decreased by $11,000, which was offset by a decrease in operating expenses by $9,000 to $36,000 for the three months ended December 31, 2001 from $45,000 for the three months ended December 31, 2000.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(760,000), reflecting an increase of $(366,000) from the net loss of $(394,000) for the nine months ended December 31, 2000. The increase in net loss was primarily due to equity in losses of limited partnerships which increased by $(288,000) to $(661,000) for the nine months ended December 31, 2001 from $(373,000) for the nine months ended December 31, 2000. In addition to the increase in equity in losses of limited partnerships, loss from operations increased by $78,000 to $(100,000) for the nine months ended December 31, 2001 from $(22,000) for the nine months ended December 31, 2000. Loss from operations increased due to interest income decreasing by $83,000, which is offset by a decrease in operating expenses by $5,000 to $129,000 for the nine months ended December 31, 2001 from $134,000 for the nine months ended December 31, 2000 due to the increase of accounting fees, offset by a decline of other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-continued

Cash Flows

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000. Net decrease in cash during the nine months ended December 31, 2001 was $(374,000) compared to net cash decrease for the nine months ended December 31, 2000 of $(3,299,000), reflecting a decrease of $(2,925,000). The decrease is primarily due to cash used in net investing activities decreasing by approximately $(3,032,000) from net cash used of $(3,358,000) for the nine months ended December 31, 2000 to net cash used of $(326,000) for the nine months ended December 31, 2001. This was offset by approximately $97,000 decline from $49,000 of net cash provided by operating activities for the nine months ending December 31, 2000, to net cash used by operating activities of $(48,000) for December 31, 2001 along with a decline of $10,000 of cash provided by financing activities for the nine months ended December 31, 2000 to $0 for the nine months ended December 31, 2001.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2001, to be sufficient to meet all future cash requirements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:   WNC & Associates, Inc.        General Partner of the Registrant



By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer of WNC & Associates, Inc.

Date:  February 12, 2002



By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date: February 12, 2002