Form 10-K
period 2002-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2002-08-19
CIK 1037156

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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
Yes          No     X
    --------    ------------

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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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

As of March 31, 2002, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is or is expected to be eligible for the Federal Low Income Housing Credit, except for one Local Limited Partnership which owns three Housing Complexes. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

As of March 31, 2002, one of the Housing Complexes was still under construction. The Housing Complex was being developed by the Local General Partners who acquired the site and applied for applicable mortgages and subsidies. During the year ended March 31, 2001, two additional Housing Complexes, owned by two Local Limited Partnerships, were acquired, of which neither were operating at the time of acquisition. The Partnership became the principal limited partner or non-managing member in these Local Limited Partnerships pursuant to arm's-length negotiations with the respective Local General Partners. As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complex.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the seventeen Housing Complexes in fifteen Local Limited Partnerships as of the dates and for the periods indicated:

                                                        -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Boonville Associates   Boonville,       Central Missouri
I,L.P.                 Missouri         Counties'
                                        Human Development
                                        Corporation           $ 2,195,000   $ 2,195,000       48     100%    $3,027,000    $ 808,000

Brighton Ridge         Edgefield,       The Piedmont
Apartments, L.P.       South            Foundation of
                       Carolina         South Carolina, Inc.      926,000       926,000       44     100%     1,302,000    1,012,000

Cotton Mill Elderly    Rock Island,     Elderly Living
Living Center, L.P.    Illinois         Development,
                                        Inc. and Quad Cities
                                        Redevelopment
                                        Resources, Inc.         1,040,000     1,040,000       31     100%     1,445,000            *

Country Club           Richmond,        Mark-Dana Corporation
Investors, L.P.        Virginia                                   305,000       305,000       97      94%       359,000    2,747,000

Desloge Associates I,  Desloge,         East Missouri Action
L.P.                   Missouri         Agency,Inc.             1,059,000     1,059,000       32      94%     1,629,000      604,000

Kechel Towers, L.P.    Logansport,      Compass Square
                       Indiana          Development
                                        Corporation             1,348,000     1,191,000       23     100%     1,258,000      517,000

Ottawa I, L.P.         Oglesby,         Michael K.
                       Illinois         Moore                     403,000       403,000       32      91%       592,000    1,491,000

Preservation           Pontiac and      Michael K. Moore and
Partners               Taylorville,     Affordable Housing
I, L.P                 Illinois         Development
                                        Fund, Inc.                514,000       514,000       60      92%       756,000    2,028,000

St. Susanne            Mt. Vernon,      Southwind Community
Associates I, L.P.     Missouri         Development               255,000       255,000       16     100%       337,000      657,000

Summer Wood            Camden,          ACHR Housing
Ltd.                   Alabama          Corporation             1,237,000     1,237,000       32      97%     1,707,000      849,000

* Results of Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

                                                        -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Trenton Village        Trenton,         MBL Development, Co.
Apartments, L.P.       Missouri                                 1,018,000     1,018,000       32     100%     1,497,000      696,000

United Development     Memphis,         Harold E. Buehler, Sr.
Co.,L.P. - 97.0.       Tennessee        and JoEllen Buehler     2,813,000     2,813,000       60     100%     4,107,000    1,291,000

Wagner Partnership     Wagner,          Lutheran Social Services
99 Limited             South            of South Dakota and
Partnership            Dakota           Weinburg Investments,
                                        Inc.                      245,000       208,000       26     92%        334,000      759,000

West Liberty Family    West Liberty,    Joe B. Curd, Jr. and
Apartments, Ltd.       Kentucky         Janie Sheets Curd         351,000       298,000       20      (1)       474,000          (1)

West Mobile County     Theodore,        Apartment Developers,
Housing, Ltd.          Alabama          Inc. and
                                        Thomas H. Cooksey       1,858,000     1,858,000       55      93%     2,543,000    1,357,000
                                                             ------------   -----------      ----     ---  ------------  -----------
                                                             $ 15,567,000   $15,320,000      608      96%  $ 21,367,000  $14,816,000
                                                             ============   ===========      ===      ===  ============  ===========

(1) The apartment complexes are under construction and cost certification has yet to be completed.



                             ---------------------------------------   ----------------------------------------------
                                       For the year ended
                                       December 31, 2001                        Low Income Housing Credits
--------------------------------------------------------------------   ----------------------------------------------
      Partnership Name                                                    Credits Allocated      Year to be First
      Partnership Name        Rental Income     Net Income/(loss)          to Partnership            Available
--------------------------------------------------------------------   ----------------------------------------------
Boonville Associates I, L.P.          $19,000            $ (84,000)                     99.97%                  2001

Brighton Ridge Apartments
L.P.                                  240,000              (34,000)                    98.989%                  1999

Cotton Mill Elderly Living
Center, L.P.                                *                     *                     99.98%                  2000

Country Club Investors, L.P.          532,000              (52,000)                     66.99%                  1999

Desloge Associates I, L.P.             90,000              (57,000)                     99.89%                  1999

Kechel Towers, L.P.                    87,000              (84,000)                     99.98%                  1999

Ottawa I, L.P.                        137,000              (82,000)                     99.98%                  1999

Preservation Partners I,
L.P.                                  246,000              (71,000)                     99.98%                  1999

St. Susanne Associates I,
L.P.                                   65,000              (18,000)                     99.98%                  2000

Summer Wood Ltd.                       68,000              (84,000)                     99.98%                  1999

Trenton Village Apartments,
L.P.                                  111,000              (38,000)                     99.98%                  1999

United Development Co. L.P.
97.0, L.P.                            464,000              (98,000)                     99.98%                  1999

Wagner Partnership
99 Limited Partnership                 42,000              (45,000)                     99.98%                  2001

West Liberty Family
Apartments, Ltd.                          (1)                   (1)                     99.98%                  2002

West Mobile County Housing,
Ltd.                                  199,000             (133,000)                     99.98%                  2000
                                 ------------           -----------
                                 $ 2,300,000            $ (880,000)
                                 ============           ===========

(1) The apartment complexes are under construction and cost certification has yet to be completed.

* Results of Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

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

(b)  At March 31, 2002, there were 1,059 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received no Low Income Housing Credits in 1998.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 6.  Selected Financial Data

Selected Balance Sheet information for the Partnership is as follows:

                                                               March 31                              December 31
                                              --------------------------------------------   ----------------------------
                                                 2002             2001           2000            1999           1998
                                              ------------    -------------   ------------   -------------   ------------
ASSETS
Cash and cash equivalents                   $     751,327   $    1,152,887  $   4,501,538  $    2,690,665  $     372,505
Subscriptions receivable                                -                -              -         893,370      1,030,915
Investments in limited partnerships, net       14,585,268       15,439,696     13,829,634       7,748,624      6,440,762
Loans receivable                                   50,000           50,000        154,878               -              -
Other assets                                        2,059              170         31,378       1,043,530         50,000
                                              ------------    -------------   ------------   -------------   ------------
                                            $  15,388,654   $   16,642,753  $  18,517,428  $   12,376,189  $   7,894,182
                                              ============    =============   ============   =============   ============
LIABILITIES
Payables to limited partnerships            $     246,185   $      238,129  $   1,252,287  $    2,137,275  $   1,734,427
Loan payable                                            -                -              -               -        113,269
Accrued fees and expenses due to general
   partner and affiliates                          43,577           22,952         35,171         184,291        173,323

PARTNERS' EQUITY                               15,098,892       16,381,672     17,229,970      10,054,623      5,873,163
                                              ------------    -------------   ------------   -------------   ------------
                                            $  15,388,654   $   16,642,753  $  18,517,428  $   12,376,189  $   7,894,182
                                              ============    =============   ============   =============   ============

Selected results of operations, cash flows and other information for the Partnership is as follows for the years ended March 31, 2002, 2001 and 2000, the three months ended March 31, 1999 and the period from August 20, 1998 (Date Operations Commenced) to December 31, 1998:

                                                                                               For the          For the
                                                                                                three         period from
                                                                                                months         August 20,
                                                        For the years ended                     ended           1998 to
                                                             March 31                          March 31       December 31
                                           ----------------------------------------------    -------------    -------------
                                               2002            2001             2000             1999             1998
                                           -------------    ------------     ------------    -------------    -------------
Net income(loss) from operations         $     (146,542)  $     (39,047)   $      97,572   $       (3,249)  $       (1,501)
Equity in income(loss) of limited
   partnerships                              (1,136,238)       (813,901)        (520,281)          47,263           60,610
Other losses                                          -               -          (85,727)               -                -
                                           -------------    ------------     ------------    -------------    -------------
Net income (loss)                        $   (1,282,780)  $    (852,948)   $    (508,436)  $       44,014   $       59,109
                                           =============    ============     ============    =============    =============
Net income (loss) allocated to:
   General partner                       $      (12,828)  $      (8,529)   $      (5,084)  $          440   $          591
                                           =============    ============     ============    =============    =============
   Limited partners                      $   (1,269,952)  $    (844,419)   $    (503,352)  $       43,574   $       58,518
                                           =============    ============     ============    =============    =============
Net income (loss) per limited partner
   unit                                  $       (61.95)  $      (41.19)   $      (25.55)  $         4.26   $        16.38
                                           =============    ============     ============    =============    =============
Outstanding weighted limited partner
   units                                         20,500          20,500           19,697           10,218            3,573
                                           =============    ============     ============    =============    =============

                                                                                               For the          For the
                                                                                                three         period from
                                                                                                months         August 20,
                                                        For the years ended                     ended           1998 to
                                                             March 31                          March 31       December 31
                                           ----------------------------------------------    -------------    -------------
                                               2002            2001             2000             1999             1998
                                           -------------    ------------     ------------    -------------    -------------

Net cash provided by (used in):

   Operating activities                  $      (76,258)  $      56,115    $      28,533   $       34,356   $        1,554
   Investing activities                        (325,302)     (3,403,846)      (6,692,518)      (1,914,981)      (4,525,457)
   Financing activities                               -            (920)       8,474,858        4,198,785        4,896,408
                                           -------------    ------------     ------------    -------------    -------------
Net change in cash and cash
  equivalents                                  (401,560)     (3,348,651)       1,810,873        2,318,160          372,505

Cash and cash equivalents, beginning
  of period                                   1,152,887       4,501,538        2,690,665          372,505                -
                                           -------------    ------------     ------------    -------------    -------------
Cash and cash equivalents,
  end of period                          $      751,327   $   1,152,887    $   4,501,538   $    2,690,665   $      372,505
                                           =============    ============     ============    =============    =============


Low Income Housing Credit per Unit was as follows for the period ended December 31:

                              2001                 2000              1999              1998
                          --------------      ---------------    --------------    -------------
Federal                 $            84     $             72   $            25   $            -
State                                 -                    -                 -                -
                          --------------      ---------------    --------------    -------------
Total                   $            84     $             72   $            25   $            -
                          ==============      ===============    ==============    =============

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

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $751,000 in cash, aggregate investments in fifteen Local Limited Partnerships of $14,586,000 and loan receivable and other assets of $52,000. Liabilities at March 31, 2002 primarily consisted of $246,000 of estimated future capital contributions to the Local Limited Partnerships and $44,000 of accrued fees and advances due to the General Partner and affiliates.

The Partnership offered Units for sale to the public until June 23, 1999, at which time total limited partner capital raised was $20,500,000.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnerships net loss for the year ended March 31, 2002 was $(1,283,000), reflecting an increase of $(430,000) from the net loss experienced for the year ended March 31, 2001 of $(853,000). The increase in net loss is due to an increase in the equity in losses of limited partnerships which increased by $(322,000) due the maturity in the rent-up of the fourteen local limited partnerships in operation and by a reduction in interest income of $99,000 along with an increase in operating expense of $9,000.

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

Cash Flows

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The net decrease in cash during the year ended March 31, 2001 was $(402,000), compared to a net decrease in cash for the year ended March 31, 2001 of $(3,349,000). This change of $2,947,000 was primarily due to a decline in investing activities related to purchase of Limited Partnership interests of approximately $3,079,000 offset by an increase of $132,000 in cash used in operating activities.

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

Other Matters

As of July 17, 2002, the Partnership had not obtained audited financial statements for one of its investments, Cotton Mill Elderly Living Center, L.P. ("Cotton Mill") as of and for the year ended December 31, 2001. As a result of this limitation in scope, the Partnership's Independent Certified Public Accountants have qualified their report with respect to their audit of the Partnership's 2002 financial statements. Furthermore, the Partnership has not included the financial information of Cotton Mill in the combined condensed financial statements presented elsewhere herein. The Partnership's investment in Cotton Mill totaled $770,000 (unaudited) at March 31, 2002. The Partnership's interest in the results of operations of Cotton Mill totaled $(244,000) (unaudited) for the year ended March 31, 2002.

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

The Partnership expects its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all future cash requirements.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6



We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 77% and 67% of the total assets of the Partnership at March 31, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As more thoroughly discussed in Note 3 to the financial statements, the Partnership was unable to obtain audited financial statements for one of its investments, Cotton Mill Elderly Living Center, L.P. ("Cotton Mill"), as of and for the year ended December 31, 2001. The Partnership's investment in Cotton Mill totaled $770,000 (unaudited) as of March 31, 2002. The results of operations recorded by the Partnership with respect to its investment in Cotton Mill during the year ended March 31, 2002 totaled $(244,000) (unaudited).

In our opinion, except for the effects of such adjustments and disclosures, if any, as might have been determined to be necessary had an audit of the 2001 financial statements of Cotton Mill been obtained, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.






                                                   /s/BDO SEIDMAN, LLP
                                                      BDO SEIDMAN, LLP

Orange County, California
July 17, 2002

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                                             March 31
                                                                           ----------------------------------

                                                                               2002                 2001
                                                                           --------------       -------------

ASSETS

Cash and cash equivalents                                                $       751,327      $    1,152,887
Investments in limited partnerships, net (Notes 3 and 4)                      14,585,268          15,439,696
Loan receivable (Note 2)                                                          50,000              50,000
Other assets                                                                       2,059                 170
                                                                           --------------       -------------

                                                                         $    15,388,654      $   16,642,753
                                                                           ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 6)                             $       246,185      $      238,129
   Accrued fees and advances due to General Partner and
     affiliate (Note 4)                                                           43,577              22,952
                                                                           --------------       -------------

     Total liabilities                                                           289,762             261,081
                                                                           --------------       -------------

Commitments and contingencies

Partners' equity (deficit) (Note 8)
   General partner                                                               (53,489)            (40,661)
   Limited partners (25,000 units authorized; 20,500 units
     issued and outstanding)                                                  15,152,381          16,422,333
                                                                           --------------       -------------

     Total partners' equity                                                   15,098,892          16,381,672
                                                                           --------------       -------------

                                                                         $    15,388,654      $   16,642,753
                                                                           ==============       =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                 For the Years Ended
                                                                       March 31
                                               ---------------------------------------------------------
                                                   2002                 2001                 2000
                                               --------------     -----------------     ----------------
Interest income                              $        32,552    $          118,871    $         237,012
Reporting fee income                                   1,250                13,885                    -
                                               --------------     -----------------     ----------------
Total income                                          33,802               132,756              237,012
                                               --------------     -----------------     ----------------
Operating expenses:
   Amortization (Notes 3 and 4)                       51,548                51,548               45,616
   Management fees (Note 4)                           59,808                58,310               54,064
   Other                                              68,988                61,945               39,760
                                               --------------     -----------------     ----------------
     Total operating expenses                        180,344               171,803              139,440
                                               --------------     -----------------     ----------------
Income (loss) from operations                       (146,542)              (39,047)              97,572

Other expenses and losses:
   Equity in losses of limited
     partnerships (Note 3)                        (1,136,238)             (813,901)            (520,281)

   Loss from sale of securities (Note 9)                   -                     -              (85,727
                                               --------------     -----------------     ----------------
Total other expenses and losses                   (1,136,238)             (813,901)            (606,008)
                                               --------------     -----------------     ----------------
Net loss                                     $    (1,282,780)             (852,948)   $        (508,436)
                                               ==============     =================     ================
Net loss allocated to:
   General partner                           $       (12,828)   $           (8,529)   $          (5,084)
                                               ==============     =================     ================
   Limited partners                          $    (1,269,952)   $         (844,419)   $        (503,352)
                                               ==============     =================     ================
Net loss per limited partner unit            $        (61.95)   $           (41.19)   $          (25.55)
                                               ==============     =================     ================
Outstanding weighted limited partner
   units                                              20,500                20,500               19,697
                                               ==============     =================     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2002, 2001 and 2000

                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 1999              $        (13,659)  $      10,068,282    $     10,054,623

Sale of limited partnership units, net of discounts                      -           8,718,260           8,718,260

Collection of notes receivable (Note 8)                                  -             304,000             304,000

Offering expenses                                                  (13,385)         (1,325,092)         (1,338,477)

Net loss                                                            (5,084)           (503,352)           (508,436)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000                       (32,128)         17,262,098          17,229,970

Collection of notes receivable (Note 8)                                  -               5,000               5,000

Offering expenses                                                       (4)               (346)               (350)

Net loss                                                            (8,529)           (844,419)           (852,948)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2001                       (40,661)         16,422,333          16,381,672

Net loss                                                           (12,828)         (1,269,952)         (1,282,780)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2002              $        (53,489)  $      15,152,381    $     15,098,892
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                    For The Years Ended
                                                                          March 31
                                                      -------------------------------------------------
                                                           2002             2001             2000
                                                      ---------------   --------------   --------------
Cash flows from operating activities:
   Net loss
                                                    $     (1,282,780)  $      (852,948) $      (508,436)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating
     activities:
     Amortization                                             51,548            51,548           45,616
     Equity in losses of limited partnerships              1,136,238           813,901          520,281
     Change in other assets                                   (1,889)           31,208          (31,378)
     Change in accrued fees and expenses due to
       general partner and affiliates                         20,625            12,406            2,450
                                                      ---------------   --------------   --------------
Net cash (used in) provided by operating
   activities                                                (76,258)           56,115           28,533
                                                      ---------------   --------------   --------------
Cash flows from investing activities:
   Investments in limited partnership, net                  (335,137)       (3,487,688)      (5,783,619)
   Loans receivable, net                                           -           104,878         (154,878)
   Capitalized acquisition costs and fees                          -                 -         (704,746)
   Accrued and unpaid acquisition fees and
     advances due to affiliate of general partner                  -           (19,055)         (49,275)
   Distributions from limited partnerships                     9,835            (1,981)               -
                                                      ---------------   --------------   --------------
Net cash used in investing activities                       (325,302)       (3,403,846)      (6,692,518)
                                                      ---------------   --------------   --------------
Cash flows from financing activities:
   Sale of limited partner units                                   -                 -        8,718,260
   Subscriptions receivable                                        -             5,000        1,197,370
   Offering expenses                                               -            (5,920)      (1,440,772)
                                                      ---------------   --------------   --------------
Net cash (used in) provided by financing
   activities                                                      -              (920)       8,474,858
                                                      ---------------   --------------   --------------
Net change in cash and cash equivalents                     (401,560)       (3,348,651)       1,810,873

Cash and cash equivalents, beginning of period             1,152,887         4,501,538        2,690,665
                                                      ---------------   --------------   --------------
Cash and cash equivalents, end of period/year       $        751,327   $     1,152,887  $     4,501,538
                                                      ===============   ==============   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Interest paid                                    $         34,336   $        17,633  $        10,397
                                                      ===============   ==============   ==============
   Taxes paid                                       $            800   $           800  $           800
                                                      ===============   ==============   ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000



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

The general partner is WNC & Associates, Inc. ("WNC" or the "General Partner"). The chairman and president own substantially all the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2002 and 2001, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                For The Years Ended March 31, 2002, 2001 and 2000



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

Losses from Local Limited Partnerships for the years ended March 31, 2002, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,761, $2,817,761 and $2,817,412 as of March 31, 2002, 2001 and 2000,
respectively.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2001, the Partnership had cash equivalents of $0 and $815,000, respectively.

Concentration of Credit Risk
----------------------------

At March 31, 2002, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2002, 2001 and 2000, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 2 - LOAN RECEIVABLE
------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (11.5% and 11.5% at March 31, 2002 and 2001, respectively). A loan receivable with a balance of $50,000 at March 31, 2002 and 2001 was due from one Local Limited Partnership, in which an interest was not acquired. Subsequent to March 31, 2002, the loan was repaid.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2002 and 2001, the Partnership had acquired Limited Partnership interests in fifteen and fourteen Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 608 and 588 apartment units, respectively. As of March 31, 2002, construction or rehabilitation of one of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of July 17, 2002, the Partnership had not obtained audited financial statements for one of its investments, Cotton Mill Elderly Living Center, L.P. ("Cotton Mill"), as of and for the year ended December 31, 2001. As a result, the Partnership has not included the financial information of Cotton Mill in the combined condensed financial statements presented herein. The Partnership's investment in Cotton Mill totaled $770,000 (unaudited) at March 31, 2002. The Partnership's estimate of its interest in the results of operations of Cotton Mill totaled $(244,000) (unaudited) for the year ended March 31, 2002. The combined condensed financial statements presented herein for December 31, 2000 previously included total assets of $2,194,000 and net losses of $25,000 for Cotton Mill. The combined condensed financial statements presented herein for December 31, 1999 previously included net income of $2,000 for Cotton Mill. The combined condensed financial information presented in this footnote for 2000 and 1999 has been restated to exclude the accounts of Cotton Mill.

The Partnership's investment in Local Limited Partnerships as reflected in the balance sheets at March 31, 2002 and 2001 are approximately $2,193,000 and $2,547,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements (see
Note 6). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31 and due to the exclusion of the Cotton Mill from the combined condensed financial information.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

Following is a summary of the equity method activity of the investment in the Local Limited Partnerships for the periods presented:

                                                                     For The Years Ended
                                                                          March 31,
                                                    -------------------------------------------------------
                                                        2002                2001                 2000
                                                    -------------       --------------       --------------
Investments per balance sheet, beginning of
   period                                         $   15,439,696      $    13,829,634      $     7,748,624
Capital contributions paid, net                          298,125            2,403,096            5,211,780
Capital contributions to be paid                          52,605               36,689              805,242
Equity in income/(losses) of limited
   partnerships                                       (1,136,238)            (813,901)            (520,281)
Tax credit adjustments                                    (7,537)              33,745              (74,861)
Capitalized acquisition fees and costs                         -                    -              704,746
Amortization of paid acquisition fees and
   costs                                                 (51,548)             (51,548)             (45,616)
Distributions received                                    (9,835)               1,981                    -
                                                    -------------       --------------       --------------
Investment per balance sheet, end of period       $   14,585,268      $    15,439,696      $    13,829,634
                                                    =============       ==============       ==============

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

(Combined condensed financial information for Cotton Mill Elderly Living Center has been excluded from the presentation below).

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                2001                  2000
                                                                                                   (Restated)
                                                                           ----------------      ----------------
ASSETS

Buildings and improvements (net of accumulated depreciation
   for 2001 and 2000 of $2,815,000 and $1,515,000,
   respectively)                                                         $      28,712,000     $      25,737,000
Land                                                                             1,414,000             1,360,000
Construction in progress                                                           170,000                     -
Other assets (including due from affiliates for 2001 and
   2000 of $447,000 and $46,000, respectively)                                   1,759,000             3,898,000
                                                                           ----------------      ----------------

                                                                         $      32,055,000     $      30,995,000
                                                                           ================      ================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                  COMBINED CONDENSED BALANCE SHEETS, Continued

                                                                                2001                  2000
                                                                                                   (Restated)
                                                                           ----------------      ----------------
LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                                  $      14,816,000     $      13,622,000
Other liabilities (including payables to affiliates for 2001
   and 2000 of $1,791,000 and $1,482,000, respectively)                          2,254,000             1,869,000
                                                                           ----------------      ----------------

                                                                                17,070,000            15,491,000
                                                                           ----------------      ----------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 6                                  12,392,000            12,893,000
Other partners                                                                   2,593,000             2,611,000
                                                                           ----------------      ----------------

                                                                                14,985,000            15,504,000
                                                                           ----------------      ----------------

                                                                         $      32,055,000     $      30,995,000
                                                                           ================      ================

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                           2001                 2000                  1999
                                                                             (Restated)            (Restated)
                                                     -----------------    -----------------    -------------------
Revenues                                           $        2,385,000   $        2,131,000   $          1,389,000
                                                     -----------------    -----------------    -------------------
Expenses:
    Operating expenses                                      1,569,000            1,300,000                779,000
    Interest expense                                          610,000              602,000                429,000
    Depreciation and amortization                           1,086,000              981,000                563,000
                                                     -----------------    -----------------    -------------------
Total expenses                                              3,265,000            2,883,000              1,771,000
                                                     -----------------    -----------------    -------------------
Net loss                                           $         (880,000)  $         (752,000)  $           (382,000)
                                                     =================    =================    ===================
Net loss allocable to the Partnership, before
   equity in losses of Cotton Mill                 $         (862,000)  $         (734,000)  $           (343,000)
                                                     =================    =================    ===================

Net loss recorded by the Partnership, before
   equity in income (losses) of Cotton Mill        $         (892,000)  $         (789,000)  $           (522,000)

Net loss of Cotton Mill recorded by the
   Partnership (unaudited)                                   (244,000)             (25,000)                 2,000
                                                     -----------------    -----------------    -------------------
Net loss recorded by the Partnership               $       (1,136,000)  $         (814,000)  $           (520,000)
                                                     =================    =================    ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

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

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2002 and 2001, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs was $145,874 and $98,038 for March 31, 2002 and 2001, respectively.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of March 31, 2002 and 2001, the Partnership incurred acquisition costs of $111,334, which have been included in investments in limited partnerships. Accumulated amortization was $11,100 and $7,388 as of March 31, 2002 and 2001, respectively.

          An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $59,808, $58,310 and $54,064, were incurred during the years ended March 31, 2002, 2001 and 2000, respectively, of which $40,548, $53,904 and $51,614, were paid during the years ended March 31, 2002, 2001 and 2000, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                                                               March 31
                                                                                    --------------------------------
                                                                                        2002              2001
                                                                                    -------------    ---------------

Asset management fee payable                                                      $       34,212   $         14,952
Reimbursement for expenses paid by the General partner or
   an affiliate                                                                            9,365              8,000
                                                                                    -------------    ---------------

                                                                                  $       43,577   $         22,952
                                                                                    =============    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000



NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2002 and 2001:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2002
               ----

Income                                $         15,000    $          5,000   $          9,000    $          4,000

Operating expenses                              51,000              42,000             36,000              51,000

Equity in losses of limited
     partnerships                             (190,000)           (189,000)          (281,000)           (476,000)
                                        ---------------     ---------------    ---------------     ---------------
Net loss                              $       (226,000)   $       (226,000)  $       (308,000)   $       (523,000)
                                        ===============     ===============    ===============     ===============
Loss available to limited partner     $       (224,000)   $       (223,000)  $       (306,000)   $       (517,000)
                                        ===============     ===============    ===============     ===============
Loss per limited partnership unit     $            (11)   $            (11)  $            (15)   $            (25)
                                        ===============     ===============    ===============     ===============
               2001
               ----

Income                                $         62,000    $         30,000   $         20,000    $         21,000

Operating expenses                              35,000              54,000             45,000              38,000

Equity in losses of limited
     partnerships                              (88,000)           (142,000)          (142,000)           (442,000)
                                        ---------------     ---------------    ---------------     ---------------
Net loss                                       (61,000)   $       (166,000)  $       (167,000)   $       (459,000)
                                        ===============     ===============    ===============     ===============
Loss available to limited partner     $        (61,000)   $       (165,000)  $       (165,000)   $       (453,000)
                                        ===============     ===============    ===============     ===============
Loss per limited partnership unit     $             (3)   $             (8)  $             (8)   $            (22)
                                        ===============     ===============    ===============     ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2002, 2001 and 2000


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

From April 1, 1999 through June 23, 1999, the date of closing the fund, the Partnership received subscriptions for an additional 8,724 Units, for which it has received net cash totaling $8,718,260. Notes receivable totaling $5,000 remained outstanding as of March 31, 2000. Such notes were collected in full during 2001.

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholder of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.


Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr. and the mother of Wilfred N. Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid to the General Partner or its affiliates as of March 31, 2002, 2001 and 2000 approximately $2,817,761, $2,817,761 and $2,817,412, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $1,391,595, $1,391,595 and $1,391,245 as of March 31, 2002, 2001 and 2000,
     respectively, was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's offering ("Gross Proceeds") allocable to each of Local Limited Partnerships. As of March 31, 2002 and 2001, the aggregate amount of acquisition fees paid or accrued was approximately $1,435,000.

(c) Acquisition Expense. The Partnership accrued to or paid to the General Partner or its affiliates for acquisition expense expended by such persons on behalf of the Partnership of approximately $111,334 as of March 31, 2002, 2001 and 2000, respectively. The limit on this reimbursement is 1.5% of Gross Proceeds.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $59,808, $58,310 and $54,064 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively, of which $40,548, $53,904 and $51,614 were paid for the years ended March 31, 2002, 2001 and 2000, respectively.

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

(f) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $33,000, $46,000 and $17,000 during the years ended March 31, 2002, 2001 and 2000, respectively.

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

(b)  Security Ownership of Management
     --------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)  Changes in Control
     ------------------

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent Certified Public Accountants
         Balance Sheets, March 31, 2002 and 2001
         Statements of Operations for the years ended March 31, 2002, 2001 and
           2000
         Statements of Partners' Equity (Deficit) for the years ended March
           31, 2002, 2001 and 2000
         Statements of Cash Flows for the years ended March 31, 2002, 2001 and
           2000
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:
         --------------------------------------------------------

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

(d)      Financial statement schedules follow as set forth in subsection (a)(2)
         -----------------------------------------------------------------------
         hereof.
         -------

                                       32
              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6


The audits referred to in our report dated July 17, 2002, relating to the 2002, 2001 and 2000 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of the Partnership to obtain audited financial statements of one Local Limited Partnership.

In our opinion, except for the effect of such audit scope limitation, such financial statement schedules present fairly, in all material respects, the information set forth therein.





                                        /s/BDO SEIDMAN, LLP
                                           BDO SEIDMAN, LLP

Orange County, California
July 17, 2002

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Boonville Associates            Boonville,
I, L.P.                         Missouri       $   2,195,000    $  2,195,000  $    808,000   $ 3,881,000   $   49,000   $  3,832,000

Brighton Ridge                  Edgefield, South
Limited Partnership             Carolina             926,000         926,000     1,012,000     2,378,000      234,000      2,144,000

Cotton Mill Elderly             Rock Island,
Living Center, L.P.             Illinois           1,040,000       1,040,000             *             *            *              *

Country Club                    Richmond,
Investors, L.P.                 Virginia             305,000         305,000     2,747,000     3,727,000      625,000      3,102,000

Desloge Associates              Desloge,
I, L.P.                         Missouri           1,059,000       1,059,000       604,000     2,071,000      185,000      1,886,000

Kechel Towers, L.P.             Logansport,
                                Indiana            1,348,000       1,191,000       517,000     1,895,000      152,000      1,743,000

Ottowa I, L.P.                  Oglesby,
                                Illinois             403,000         403,000    1,491,0000     2,021,000      251,000      1,770,000

Preservation                    Pontiac and
Partners I, L.P.                Taylorville,
                                Illinois             514,000         514,000     2,028,000     2,657,000      331,000      2,326,000

St. Susanne                     Mt. Vernon,
Associates I, L.P.              Missouri             255,000         255,000       657,000       996,000       43,000        953,000

Summer Wood,                    Camden,
Ltd.                            Alabama            1,237,000       1,237,000       849,000     2,116,000      179,000      1,937,000

* Results of Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Trenton Village                 Trenton,
Apartments, L.P.                Missouri           1,018,000       1,018,000       696,000     2,123,000       121,000     2,002,000

United Development Co.          Memphis,
97.0, L.P.                      Tennessee          2,813,000       2,813,000     1,291,000     4,448,000       400,000     4,048,000

Wagner Partnership              Wagner,
Associates I, L.P.              South Dakota         245,000         208,000       759,000     1,280,000        18,000     1,262,000

West Liberty Family             West Liberty,
Apartments, Ltd.                Kentucky             351,000         298,000            (1)      290,000            (1)      290,000

West Mobile County              Theodore,
Housing, Ltd.                   Alabama            1,858,000       1,858,000     1,357,000     3,228,000       227,000     3,001,000
                                               -------------    ------------  ------------  ------------   -----------  ------------
                                               $  15,567,000    $ 15,320,000  $ 14,816,000  $ 33,111,000   $ 2,815,000  $ 30,296,000
                                               =============    ============  ============  ============   ===========  ============

(1) The apartment complexes are under construction and cost certification has yet to be completed.

* Results of Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2001
                                     -------------------------------------------------------------------------------
                                                                      Year
                                     Rental          Net Income    Investment                Estimated Useful Life
          Partnership Name           Income            (Loss)       Acquired     Status            (Years)
--------------------------------------------------------------------------------------------------------------------
Boonville Associates I, L.P.
                                          $    19,000     $    (84,000)       2000                  2001

Brighton Ridge Limited Partnership            240,000          (34,000)       1998                  1999

Cotton Mill Elderly Living Center,
L.P.                                                *                 *       1999                  2000

Country Club Investors, L.P.                  532,000          (52,000)       1999                  1998

Desloge Associates I, L.P.                     90,000          (57,000)       1998                  1999

Kechel Towers, L.P.                            87,000          (84,000)       1998                  1999

Ottawa I, L.P.                                137,000          (82,000)       1999                  1999

Preservation Partners I, L.P.                 246,000          (71,000)       1999                  1999

St. Susanne Associates I, L.P.                 65,000          (18,000)       1999                  2000

Summer Wood Ltd.                               68,000          (84,000)       1999                  1999

Trenton Village Apartments,
L.P.                                          111,000          (38,000)       1998                  1999

United Development Co.
97.0, L.P.                                    464,000          (98,000)       1998                  1999

Wagner Partnership
99 Limited Partnership                         42,000          (45,000)       2000                  2001

West Liberty Family Apartments, Ltd.              (1)               (1)       2001                  2002

West Mobile County Housing, Ltd.
                                              199,000         (133,000)       1999                  2000
                                          ------------     -----------
                                          $  2,300,000    $   (880,000)
                                          ============     ===========

(1) The apartment complexes are under construction and cost certification has yet to be completed.

* Results of Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Boonville Associates            Boonville,
I, L.P.                         Missouri       $   2,195,000    $  2,195,000  $          -   $   779,000   $        -   $    779,000

Brighton Ridge                  Edgefield, South
Limited Partnership             Carolina             926,000         926,000     1,048,000     2,378,000      159,000      2,219,000

Cotton Mill Elderly             Rock Island,
Living Center, L.P.             Illinois           1,040,000       1,040,000            **            **           **             **

Country Club                    Richmond,
Investors, L.P.                 Virginia             305,000         268,000     2,777,000     3,696,000      506,000      3,190,000

Desloge Associates              Desloge,
I, L.P.                         Missouri           1,059,000       1,059,000       622,000     2,071,000      107,000      1,964,000

Kechel Towers, L.P.             Logansport,
                                Indiana            1,291,000       1,127,000       520,000     1,895,000       85,000      1,810,000

Ottowa I, L.P.                  Oglesby,
                                Illinois             403,000         403,000    1,501,0000     1,998,000      165,000      1,833,000

Preservation                    Pontiac and
Partners I, L.P.                Taylorville,
                                Illinois             514,000         514,000     2,043,000     2,629,000      215,000      2,414,000

St. Susanne                     Mt. Vernon,
Associates I, L.P.              Missouri             255,000         255,000       660,000       991,000       24,000        967,000

** Results of Cotton Mill Elderly Living Center were not audited in 2001 and thus have been excluded to aid in comparability. See Note 3 to the
     financial   statements   and  report  of   independent   certified   public
     accountants.

SWNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                       As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Summer Wood,                    Camden,
Ltd.                            Alabama            1,237,000       1,237,000       850,000     2,116,000        98,000     2,018,000

Trenton Village                 Trenton,
Apartments, L.P.                Missouri           1,018,000       1,018,000       711,000     2,123,000        69,000     2,054,000

United Development Co.          Memphis,
97.0, L.P.                      Tennessee          2,813,000       2,813,000     1,304,000     4,216,000             -     4,216,000

Wagner Partnership              Wagner,
Associates I, L.P.              South Dakota         245,000         208,000       219,000       492,000             -       492,000

West Mobile County              Theodore,
Housing, Ltd.                   Alabama            1,858,000       1,858,000     1,367,000     3,228,000        87,000     3,141,000
                                               -------------    ------------  ------------  ------------   -----------  ------------
                                               $  15,159,000    $ 14,921,000  $ 13,622,000  $ 28,612,000   $ 1,515,000  $ 27,097,000
                                               =============    ============  ============  ============   ===========  ============

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2000
                                     -------------------------------------------------------------------------------
                                                                      Year
                                     Rental          Net Income    Investment                Estimated Useful Life
          Partnership Name           Income            (Loss)       Acquired     Status            (Years)
--------------------------------------------------------------------------------------------------------------------
Boonville Associates I, L.P.              $         -     $          -        2000                  2001

Brighton Ridge Limited Partnership            213,000          (57,000)       1998                  1999

Cotton Mill Elderly Living Center,
L.P.                                               **                **       1999                  2000

Country Club Investors, L.P.                  537,000          (51,000)       1999                  1998

Desloge Associates I, L.P.                     90,000          (64,000)       1998                  1999

Kechel Towers, L.P.                            92,000         (118,000)       1998                  1999

Ottawa I, L.P.                                156,000          (53,000)       1999                  1999

Preservation Partners I, L.P.                 237,000          (84,000)       1999                  1999

St. Susanne Associates I, L.P.                 56,000          (12,000)       1999                  2000

Summer Wood Ltd.                               63,000          (91,000)       1999                  1999

Trenton Village Apartments,
L.P.                                          111,000          (15,000)       1998                  1999

United Development Co.
97.0, L.P.                                    416,000         (123,000)       1998                  1999

Wagner Partnership
99 Limited Partnership                          4,000           (1,000)       2000                  2001

West Mobile County Housing, Ltd.
                                              102,000          (83,000)       1999                  2000
                                          -----------     -------------
                                          $ 2,077,000    $    (752,000)
                                          ===========    ==============

** Results of Cotton Mill Elderly Living Center were not audited in 2001 and thus have been excluded to aid in comparability. See Note 3 to the financial statements and report of independent certified public accountants.

                                       41
WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Brighton Ridge                  Edgefield, South
Limited Partnership             Carolina       $     926,000    $    892,000  $  1,165,000   $ 2,378,000   $   84,000   $  2,294,000

Cotton Mill Elderly             Rock Island,
Living Center, L.P.             Illinois           1,040,000       1,040,000             -            **            -             **

Country Club                    Richmond,
Investors, L.P.                 Virginia             305,000         268,000     2,806,000     3,692,000      384,000      3,308,000

Desloge Associates              Desloge,
I, L.P.                         Missouri           1,059,000       1,059,000       630,000     2,065,000       31,000      2,034,000

Kechel Towers, L.P.             Logansport,
                                Indiana            1,348,000       1,191,000     1,349,000     1,909,000       16,000      1,893,000

Ottowa I, L.P.                  Oglesby,
                                Illinois             403,000         383,000    1,510,0000     1,989,000       79,000      1,910,000

Preservation                    Pontiac and
Partners I, L.P.                Taylorville,
                                Illinois             515,000         490,000     2,056,000     2,580,000       97,000      2,483,000

St. Susanne                     Mt. Vernon,
Associates I, L.P.              Missouri             255,000         204,000        74,000       227,000            -        227,000

Summer Wood,                    Camden,
Ltd.                            Alabama            1,237,000       1,158,000       965,000     2,118,000       13,000      2,105,000

** Results of Cotton Mill Elderly Living Center were not audited in 2001 and thus have been excluded to aid in comparability. See Note 3 to the
     financial   statements   and  report  of   independent   certified   public
     accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Trenton Village                 Trenton,
Apartments, L.P.                Missouri           1,018,000         922,000       726,000     2,123,000        17,000     2,106,000

United Development Co.          Memphis,
97.0, L.P.                      Tennessee          2,813,000       2,541,000     1,311,000     4,448,000        58,000     4,390,000

West Mobile County              Theodore,
Housing, Ltd.                   Alabama            1,831,000       1,350,000       666,000     2,216,000             -     2,216,000
                                               -------------    ------------  ------------  ------------   -----------  ------------
                                               $  12,750,000    $ 11,498,000  $ 13,258,000  $ 25,745,000   $   779,000  $ 24,966,000
                                               =============    ============  ============  ============   ===========  ============

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2001
                                     -------------------------------------------------------------------------------
                                                                      Year
                                     Rental          Net Income    Investment                Estimated Useful Life
          Partnership Name           Income            (Loss)       Acquired     Status            (Years)
--------------------------------------------------------------------------------------------------------------------

Brighton Ridge Limited Partnership        $   167,000      $   (62,000)       1998                  1999

Cotton Mill Elderly Living Center,
L.P.                                                -               **        1999                  2000

Country Club Investors, L.P.                  523,000          (90,000)       1999                  1998

Desloge Associates I, L.P.                     47,000          (15,000)       1998                  1999

Kechel Towers, L.P.                            18,000           13,000        1998                  1999

Ottawa I, L.P.                                117,000          (51,000)       1999                  1999

Preservation Partners I, L.P.                 234,000         (130,000)       1999                  1999

St. Susanne Associates I, L.P.                      -                 -       1999                  2000

Summer Wood Ltd.                                6,000          (16,000)       1999                  1999

Trenton Village Apartments,
L.P.                                           28,000          (16,000)       1998                  1999

United Development Co.
97.0, L.P                                     175,000          (15,000)       1998                  1999

West Mobile County Housing, Ltd.                    -                 -       1999                  2000
                                        -------------      -------------
                                        $   1,315,000      $  (382,000)
                                        =============      =============

** Results of Cotton Mill Elderly Living Center were not audited in 2001 and thus have been excluded to aid in comparability. See Note 3 to the financial statements and report of independent certified public accountants.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:  WNC & Associates, Inc.         General Partner

By: /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr.,
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date:  August 08, 2002


By: /s/ Thomas J. Riha
    ------------------
Thomas J. Riha, Vice-President and
Chief Financial Officer of WNC & Associates, Inc.

Date:  August 08, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Wilfred N. Cooper, Jr.
   -------------------------
Wilfred N. Cooper, Jr., President and
Chief Operating Officer of WNC & Associates, Inc.

Date:  August 08, 2002


By: /s/ David N. Shafer
    -------------------
David N Shafer, Director of WNC & Associates, Inc.

Date:  August 08, 2002





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") for the year ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 8, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") for the year ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


/s/THOMAS J. RIHA
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 8, 2002