Form 10-Q
period 2002-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2002-08-30
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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
Yes        No     X
------     --------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                               INDEX TO FORM 10-Q

                       For The Quarter Ended June 30, 2002




PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets,
           June 30, 2002 and March 31, 2002                                    3

         Statements of Operations
           For the three months ended June 30, 2002 and 2001                   4

         Statement of Partners' Equity (Deficit)
           For the three months ended June 30, 2002                            5

         Statements of Cash Flows
           For the three months ended June 30, 2002 and 2001                   6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks          16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

Certification Pursuant To 18 U.S.C. Section 1350                              18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                      June 30, 2002                March 31, 2002
                                                                --------------------------      --------------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                     $                  774,689      $            751,327
Investments in limited partnerships, net (Note 3)                             14,307,151                14,585,268
Loan receivable (Note 2)                                                               -                    50,000
Other assets                                                                       2,059                     2,059
                                                                --------------------------      --------------------

                                                              $               15,083,899      $         15,388,654
                                                                ==========================      ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)                    $                  246,185      $            246,185
 Accrued fees and expenses due to
   General Partner and affiliates (Note 4)                                        36,777                    43,577
                                                                --------------------------      --------------------

     Total liabilities                                                           282,962                   289,762
                                                                --------------------------      --------------------

Commitment and contingencies

Partners' equity (deficit):
  General partner                                                                (56,469)                  (53,489)
  Limited partners (25,000 units authorized,
   20,500 units issued and outstanding)                                       14,857,406                15,152,381
                                                                --------------------------      --------------------

Total partners' equity                                                        14,800,937                15,098,892
                                                                --------------------------      --------------------

                                                              $               15,083,899      $         15,388,654
                                                                ==========================      ====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                             STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)


                                                          2002                               2001
                                              -----------------------------        --------------------------
                                                         Three                               Three
                                                         Months                             Months
                                              -----------------------------        --------------------------

     Interest income                        $                       3,679        $                   14,893
                                              -----------------------------        --------------------------

     Operating expenses:
       Amortization (Note 3)                                       12,887                            12,887
       Asset management fees (Note 4)                              14,952                            14,952
       Legal and accounting fees                                    3,675                             2,704
       Other                                                        4,890                            20,415
                                              -----------------------------        --------------------------

         Total operating expenses                                  36,404                            50,958
                                              -----------------------------        --------------------------

     Loss from operations                                         (32,725)                          (36,065)

     Equity in losses of
      limited partnerships (Note 3)                              (265,230)                         (189,890)
                                              -----------------------------        --------------------------

     Net loss                               $                    (297,955)       $                 (225,955)
                                              =============================        ==========================

     Net loss allocated to:
       General Partner                      $                      (2,980)       $                   (2,260)
                                              =============================        ==========================

       Limited Partners                     $                    (294,975)       $                 (223,695)
                                              =============================        ==========================

     Net loss per weighted limited
       partner unit                         $                         (14)       $                      (11)
                                              =============================        ==========================

     Outstanding weighted limited
       partner units                                               20,500                            20,500
                                              =============================        ==========================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2002
                                   (unaudited)





                                                         General          Limited
                                                         Partner          Partners              Total
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at March 31, 2002         $    (53,489)   $    15,152,381     $     15,098,892

Net loss                                                   (2,980)          (294,975)            (297,955)
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at June 30, 2002          $    (56,469)   $    14,857,406  $        14,800,937
                                                       ============    ===============     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                                         2002                            2001
                                                                  --------------------            -------------------
Cash flows from operating activities:
  Net loss                                                      $           (297,955)          $           (225,955)
Adjustments to reconcile net loss to
  cash used in operating activities:
  Amortization                                                                12,887                         12,887
  Equity in losses of limited partnerships                                   265,230                        189,890
  Accrued fees and expenses due to
    General Partner and affiliates                                            (6,800)                         7,259
                                                                                                  -------------------
                                                                  --------------------

 Net cash used in operating activities                                       (26,638)                       (15,919)
                                                                  --------------------            -------------------

Cash flows from investing activities:
   Loans receivable                                                           50,000                              -
   Distributions received                                                          -                          5,000
                                                                  --------------------            -------------------
 Net cash provided by investing activities                                    50,000                          5,000
                                                                  --------------------            -------------------

Net increase (decrease) in cash and cash equivalents                          23,362                        (10,919)

Cash and cash equivalents, beginning of period                               751,327                      1,152,887
                                                                  --------------------            -------------------

Cash and cash equivalent, end of period                         $            774,689           $          1,141,968
                                                                  ====================            ===================

Supplemental Disclosure of Cash Flow Information

Taxes Paid                                                      $                800           $                800
                                                                  ====================            ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2002
                                   (unaudited)



NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2002 and March 31, 2002, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)



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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,761 as of June 30, 2002 and March 31, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of June 30, 2002 and March 31, 2002 the Partnership had no cash equivalents.

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

Concentration of Credit Risk
----------------------------

At June 30, 2002 and March 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on the Partnership's financial position or results of operations.

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the three months ended June 30, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 2 - LOAN RECEIVABLE
------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (11.5% and 11.5% at March 31, 2002 and 2001, respectively). A loan receivable with a balance of $50,000 at March 31, 2002 and 2001 was due from one Local Limited Partnership, in which an interest was not acquired. On April 11, 2002, the loan was repaid.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of June 30, 2002 and March 31, 2002, the Partnership had acquired Limited Partnership interests in fifteen Local Limited Partnerships each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 608 apartment units. As of June 30, 2002, construction or rehabilitation of one of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of August 22, 2002, the Partnership had not obtained audited financial statements for one of its investments, Cotton Mill Elderly Living Center, L.P. ("Cotton Mill"), as of and for the year ended December 31, 2001. As a result, the Partnership has not included the financial information of Cotton Mill in the combined condensed statement of operations presented herein. The Partnership's investment in Cotton Mill totaled $720,000 (unaudited) at June 30, 2002. The Partnership's estimate of its interest in the results of operations of Cotton Mill totaled $(50,000) (unaudited) for the period ended June 30, 2002. The combined condensed statement of operations presented herein for June 30, 2001 previously included a net loss of $(6,000) for Cotton Mill. The combined condensed financial information presented in this footnote for 2001 has been restated to exclude the accounts of Cotton Mill.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

Following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                                   For the Three Months
                                                                          Ended                  For the Year Ended
                                                                      June 30, 2002                March 31, 2002
                                                                  -----------------------       ---------------------

      Investments per balance sheet, beginning of period        $            14,585,268       $          15,439,696
      Capital contributions paid, net                                                 -                     298,125
      Capital contributions to be paid                                                -                      52,605
      Equity in losses of limited partnerships                                 (265,230)                 (1,136,238)
      Tax credit adjustments                                                          -                      (7,537)
      Amortization of capitalized acquisition fees and costs                    (12,887)                    (51,548)
      Distributions received from limited partnerships                                -                      (9,835)
                                                                  -----------------------       ---------------------

      Investments in  limited partnerships, end of period       $            14,307,151       $          14,585,268
                                                                  =======================       =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                           2002                         2001
                                                                  -----------------------       ---------------------
                                                                                                     (Restated)

      Revenues                                                  $               596,000       $             533,000
                                                                  -----------------------       ---------------------
      Expenses:
        Interest expense                                                        152,000                     151,000
        Depreciation and amortization                                           271,000                     245,000
        Operating expenses                                                      393,000                     325,000
                                                                  -----------------------       ---------------------
      Total expenses                                                            816,000                     721,000
                                                                  -----------------------       ---------------------

      Net loss                                                  $              (220,000)      $            (188,000)
                                                                  =======================       =====================
      Net loss allocable to the Partnership,                    $              (215,000)      $            (188,000)
        before equity in losses of Cotton Mill
                                                                  =======================       =====================
      Net loss recorded by the Partnership,                                    (215,000)                   (184,000)
        before equity in losses of Cotton Mill
      Net loss of Cotton Mill recorded
        by the Partnership (unaudited)                                          (50,000)                     (6,000)
                                                                  -----------------------       ---------------------

      Net loss recorded by the Partnership                      $              (265,000)      $            (190,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $14,952 were incurred during each of the three months ended June 30, 2002 and 2001, of which $26,992 and $13,516 were paid during the three months ended June 30, 2002 and 2001, respectively.

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

Accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                      June 30, 2002             March 31, 2002
                                                                   ---------------------     ---------------------

     Asset management fees payable                               $              22,172     $               34,212
     Reimbursement for expenses paid by the General Partner
      or  an affiliate                                                          14,605                      9,365
                                                                   ---------------------     ---------------------

      Total                                                      $              36,777     $               43,577
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2002 consisted primarily of $775,000 in cash, net investments in fifteen Local Limited Partnerships of $14,307,000 and $2,000 in other assets. Liabilities at June 30, 2002 primarily consisted of $246,000 of capital contributions due to Local Limited Partnerships and $37,000 of accrued fees and advances due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(298,000), reflecting an increase of approximately $(72,000) from the net loss of $(226,000) for the three months ended June 30, 2001. The increase in net loss was primarily due to equity in losses of limited partnerships which increased by $(75,000) to $(265,000) for the three months ended June 30, 2002 from $(190,000)
for the three months ended June 30, 2001. The increase in equity in losses of limited partnerships was offset by loss from operations, which decreased by $(3,000) to $(33,000) for the three months ended June 30, 2002 from $(36,000)
for the three months ended June 30, 2001. The decrease in loss from operations was due a decrease in interest income of $11,000, which was offset by a decrease in operating expenses by $14,000 to $37,000 for the three months ended June 30, 2002 from approximately $51,000 for the three months ended June 30, 2001. The decrease in operating expenses was due to a decrease in interest expense of approximately $15,000, which was offset by an increase in legal and accounting fees of $1,000 for the three months ended June 30, 2002.

Cash Flows

Three months Ended June 30, 2002 Compared to Three months Ended June 30, 2001. Net increase in cash during the three months ended June 30, 2002 was $23,000 compared to net cash decrease for the three months ended June 30, 2001 of $(11,000), reflecting an increase of $34,000. The increase is primarily due to an increase in cash provided by net investing activities of approximately $(45,000) from $5,000 for the three months ended June 30, 2001 to $50,000 for the three months ended June 30, 2002. This was offset by an increase of approximately $11,000 in net cash used in operating activities from $(16,000) for the three months ended June 30, 2001, to $(27,000) for the three months ended June 30, 2002.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2002, to be sufficient to meet all future cash requirements.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on the Partnership's financial position or results of operations.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:   WNC & Associates, Inc.        General Partner of the Registrant




By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.

Date:  August 22, 2002




By:  /s/ Thomas J. Riha
     -------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  August 22, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit VI, L.P., Series 6 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 22, 2002




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit VI, L.P., Series 6 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
-----------------
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 22, 2002