Form 10-Q
period 2002-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2002-12-06
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Yes           No      X
    ---------    ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                               INDEX TO FORM 10-Q

                    For The Quarter Ended September 30, 2002



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Item 1. Financial Statements

                  Balance Sheets
                    September 30, 2002 and March 31, 2002......................3

                  Statements of Operations
                    For the Three and Six Months Ended
                    September 30, 2002 and 2001................................4

                  Statement of Partners' Equity (Deficit)
                    For the Six Months Ended September 30, 2002................5

                  Statements of Cash Flows
                    For the Six Months Ended September 30, 2002 and 2001.......6

                  Notes to Financial Statements ...............................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..16

         Item 4.  Procedures and Controls.....................................16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 5. Other Information............................................16

         Item 6. Exhibits and Reports on Form 8-K.............................16

         Signatures ..........................................................17

         Certifications ......................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    September 30, 2002             March 31, 2002
                                                                --------------------------      --------------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                     $                  768,428      $            751,327
Investments in limited partnerships, net (Note 3)                             14,018,576                14,585,268
Loan receivable (Note 2)                                                               -                    50,000
Other assets                                                                       2,049                     2,059
                                                                --------------------------      --------------------

                                                              $               14,789,053      $         15,388,654
                                                                ==========================      ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)                    $                  246,175      $            246,185
 Accrued fees and expenses due to
   General Partner and affiliates (Note 4)                                        41,887                    43,577
                                                                --------------------------      --------------------

     Total liabilities                                                           288,062                   289,762
                                                                --------------------------      --------------------

Commitment and contingencies

Partners' equity (deficit):
  General partner                                                                (59,468)                  (53,489)
  Limited partners (25,000 units authorized,
   20,500 units issued and outstanding)                                       14,560,459                15,152,381
                                                                --------------------------      --------------------

Total partners' equity                                                        14,500,991                15,098,892
                                                                --------------------------      --------------------

                                                              $               14,789,053      $         15,388,654
                                                                ==========================      ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (unaudited)


                                                         2002                                         2001
                                       ------------------------------------------    ---------------------------------------
                                            Three                     Six                 Three                   Six
                                            Months                  Months               Months                 Months
                                       -----------------       ------------------    ----------------       ----------------

Interest income                      $           3,378       $            7,057    $          5,396       $         20,289
                                       -----------------       ------------------    ----------------       ----------------

Operating expenses:
  Amortization (Note 3)                         12,887                   25,774              12,887                 25,774
  Asset management fees (Note 4)                16,994                   31,946              14,952                 29,904
  Legal and accounting fees                      7,521                   11,196              13,118                 15,822
  Other                                            692                    5,582                 580                 20,995
                                       -----------------       ------------------    ----------------       ----------------

    Total operating expenses                    38,094                   74,498              41,537                 92,495
                                       -----------------       ------------------    ----------------       ----------------

Loss from operations                           (34,716)                 (67,441)            (36,141)               (72,206)

Equity in losses of
 limited partnerships (Note 3)                (265,230)                (530,460)           (189,376)              (379,266)
                                       -----------------       ------------------    ----------------       ----------------

Net loss                             $        (299,946)      $         (597,901)   $       (225,517)      $       (451,472)
                                       =================       ==================    ================       ================

Net loss allocated to:
  General Partner                    $          (2,999)      $           (5,979)   $         (2,255)      $         (4,515)
                                       =================       ==================    ================       ================

  Limited Partners                   $        (296,947)      $         (591,922)   $       (223,262)      $       (446,957)
                                       =================       ==================    ================       ================

Net loss per weighted limited
  partner unit                       $             (14)      $              (29)   $            (11)      $            (22)
                                       =================       ==================    ================       ================

Outstanding weighted limited
  partner units                                 20,500                   20,500              20,500                 20,500
                                       =================       ==================    ================       ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2002
                                   (unaudited)



                                                         General          Limited
                                                         Partner          Partners              Total
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at March 31, 2002         $    (53,489)   $    15,152,381     $     15,098,892

Net loss                                                   (5,979)          (591,922)            (597,901)
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at September 30, 2002     $    (59,468)   $    14,560,459  $        14,500,991
                                                       ============    ===============     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                                                         2002                            2001
                                                                  --------------------            -------------------
Cash flows from operating activities:
  Net loss                                                      $           (597,901)          $           (451,472)
Adjustments to reconcile net loss to
  cash used in operating activities:
  Amortization                                                                25,774                         25,774
  Equity in losses of limited partnerships                                   530,460                        379,266
  Accrued fees and expenses due to
    General Partner and affiliates                                            (1,680)                        10,237
                                                                                                  -------------------
                                                                  --------------------

 Net cash used in operating activities                                       (43,347)                       (36,195)
                                                                  --------------------            -------------------

Cash flows from investing activities:
   Investments in limited partnerships, net                                      (10)                             -
   Loans receivable                                                           50,000                              -
   Distributions received                                                     10,458                          9,216
                                                                  --------------------            -------------------

Net cash provided by investing activities                                     60,448                          9,216
                                                                  --------------------            -------------------

Net increase (decrease) in cash and cash equivalents                          17,101                        (26,979)

Cash and cash equivalents, beginning of period                               751,327                      1,152,887
                                                                  --------------------            -------------------

Cash and cash equivalent, end of period                         $            768,428           $          1,125,908
                                                                  ====================            ===================


Supplemental Disclosure of
  Cash Flow Information

Taxes Paid                                                      $                800           $                800
                                                                  ====================            ===================

                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2002
                                   (unaudited)



NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") was formed on March 3, 1997 under the laws of the State of California, and commenced operations on August 20, 1998. Prior to August 20, 1998, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships ("the Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low-income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complex.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 2002 and March 31, 2002, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                    For the Quarter Ended September 30, 2002
                                   (unaudited)


                                       19

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low-income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low-income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,761 as of September 30, 2002 and March 31, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                    For the Quarter Ended September 30, 2002
                                   (unaudited)


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of September 30, 2002 and March 31, 2002 the Partnership had no cash equivalents.

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

Concentration of Credit Risk
----------------------------

At September 30, 2002 and March 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

New Accounting Pronouncements
-----------------------------

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership does not expect SFAS 146 to have a material impact on the Partnership's financial position or results of operations.

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the six months ended September 30, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                    For the Quarter Ended September 30, 2002
                                   (unaudited)

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30, 2002 and March 31, 2002, the Partnership had acquired Limited Partnership interests in fifteen Local Limited Partnerships each of which owns one Housing Complex, except for one Local Limited Partnership which owns six Housing Complexes, consisting of an aggregate of 608 apartment units. As of September 30, 2002, construction or rehabilitation of one of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of November 20, 2002, the Partnership had not obtained audited financial statements for one of its investments, Cotton Mill Elderly Living Center, L.P. ("Cotton Mill"), as of and for the year ended December 31, 2001. As a result, the Partnership has not included the financial information of Cotton Mill in the combined condensed statement of operations presented herein. The Partnership's investment in Cotton Mill totaled $670,000 (unaudited) at September 30, 2002. The Partnership's estimate of its interest in the results of operations of Cotton Mill totaled $(100,000) (unaudited) for the period ended September 30, 2002. The combined condensed statement of operations presented herein for September 30, 2001 previously included a net loss of $(12,000) for Cotton Mill. The combined condensed financial information presented in this footnote for 2001 has been restated to exclude the accounts of Cotton Mill.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                    For the Quarter Ended September 30, 2002
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

Following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                                    For the Six Months
                                                                          Ended                  For the Year Ended
                                                                    September 30, 2002             March 31, 2002
                                                                  -----------------------       ---------------------

      Investments per balance sheet, beginning of period        $            14,585,268       $          15,439,696
      Capital contributions paid, net                                                 -                     298,125
      Capital contributions to be paid                                                -                      52,605
      Equity in losses of limited partnerships                                 (530,460)                 (1,136,238)
      Tax credit adjustments                                                          -                      (7,537)
      Amortization of capitalized acquisition fees and costs                    (25,774)                    (51,548)
      Distributions received from limited partnerships                          (10,458)                     (9,835)
                                                                  -----------------------       ---------------------

      Investments in  limited partnerships, end of period       $            14,018,576       $          14,585,268
                                                                  =======================       =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                    For the Quarter Ended September 30, 2002
                                   (unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                           2002                         2001
                                                                  -----------------------       ---------------------
                                                                                                     (Restated)

      Revenues                                                  $             1,193,000       $           1,065,000
                                                                  -----------------------       ---------------------
      Expenses:
        Interest expense                                                        304,000                     301,000
        Depreciation and amortization                                           543,000                     490,000
        Operating expenses                                                      786,000                     650,000
                                                                  -----------------------       ---------------------
      Total expenses                                                          1,633,000                   1,441,000
                                                                  -----------------------       ---------------------

      Net loss                                                  $              (440,000)      $            (376,000)
                                                                  =======================       =====================
      Net loss allocable to the Partnership,                    $              (440,000)      $            (376,000)
        before equity in losses of Cotton Mill
                                                                  =======================       =====================
      Net loss recorded by the Partnership,                                    (430,000)                   (367,000)
        before equity in losses of Cotton Mill
      Net loss of Cotton Mill recorded
        by the Partnership (unaudited)                                         (100,000)                    (12,000)
                                                                  -----------------------       ---------------------

      Net loss recorded by the Partnership                      $              (530,000)      $            (379,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                    For the Quarter Ended September 30, 2002
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     (a) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $31,946 and $29,904 were incurred during the six months ended September 30, 2002 and 2001, respectively, of which $40,468 and $29,527 were paid during the six months ended September 30, 2002 and 2001, respectively.

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

Accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                    September 30, 2002          March 31, 2002
                                                                   ---------------------     ---------------------

     Asset management fees payable                               $              25,690     $               34,212
     Reimbursement for expenses paid by the General Partner
      or  an affiliate                                                          16,197                      9,365
                                                                   ---------------------     ---------------------

      Total                                                      $              41,887     $               43,577
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

Forward-Looking Statements

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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the six months ended September 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2002 consisted primarily of $768,000 in cash, net investments in fifteen Local Limited Partnerships of $14,019,000 and $2,000 in other assets. Liabilities at September 30, 2002 primarily consisted of $246,000 of capital contributions due to Local Limited Partnerships and $42,000 of accrued fees and advances due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was $(300,000), reflecting an increase of approximately $(75,000) from the net loss of $(225,000) for the three months ended September 30, 2001. The increase in net loss was primarily due to equity in losses of limited partnerships which increased by $(76,000) to $(265,000) for the three months ended September 30, 2002 from $(189,000) for the three months ended September 30, 2001. The increase in equity in losses of limited partnerships was offset by loss from operations, which decreased by $(1,000) to $(35,000) for the three months ended September 30, 2002 from $(36,000) for the three months ended September 30, 2001.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. The Partnership's net loss for the six months ended September 30, 2002 was $(598,000), reflecting an increase of approximately $(146,000) from the net loss of $(452,000) for the six months ended September 30, 2001. The increase in net loss was primarily due to equity in losses of limited partnerships which increased by $(151,000) to $(530,000) for the six months ended September 30, 2002 from $(379,000) for the six months ended September 30, 2001. The increase in equity in losses of limited partnerships was offset by loss from operations, which decreased by $(5,000) to $(67,000) for the six months ended September 30, 2002 from $(72,000) for the six months ended September 30, 2001. The decrease in loss from operations was due a decrease in interest income of $13,000, which was offset by a decrease in operating expenses of $18,000 to $75,000 for the six months ended September 30, 2002 from approximately $93,000 for the six months ended September 30, 2001. The decrease in operating expenses was substantially due to a decrease in legal and accounting fees and other operating expenses of $(20,000) for the six months ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows

Six months Ended September 30, 2002 Compared to Six months Ended September 30, 2001. Net increase in cash during the six months ended September 30, 2002 was $17,000 compared to net cash decrease for the six months ended September 30, 2001 of $(27,000), reflecting an increase of $44,000. The increase is primarily due to an increase in cash provided by net investing activities of approximately $51,000 from $9,000 for the six months ended September 30, 2001 to $60,000 for the six months ended September 30, 2002 due to the receipt of proceeds on a note receivable. This was offset by an increase of approximately $7,000 in net cash used in operating activities from $(36,000) for the six months ended September 30, 2001, to $(43,000) for the six months ended September 30, 2002.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2002, to be sufficient to meet all future cash requirements.

Impact of New Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership does not expect SFAS 146 to have a material impact on the Partnership's financial position or results of operations.

Item 3:   Quantitative and Qualitative Disclosures Above Market Risks

          NOT APPLICABLE

Item 4.   Procedures and Controls

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Three were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          NONE

Item 5.   Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          ---------------------

1.        NONE

(b)       Exhibits.
          ----------

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:   WNC & Associates, Inc.        General Partner of the Registrant




By:  /s/ Wilfred N. Cooper, Jr.
-------------------------------
Wilfred N. Cooper, Jr.
President and Chief Operating Officer of WNC & Associates, Inc.

Date:  December 4, 2002




By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  December 4, 2002

                                 CERTIFICATIONS

I, Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund VI, L.P. Series 6;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002


/s/ Wilfred N. Cooper, Jr.
--------------------------
[Signature]

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

     I,   Thomas J. Riha, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund VI, L.P. Series 6;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002


/s/ Thomas J. Riha
-------------------
[Signature]

Vice-President and Chief Financial Officer of WNC & Associates, Inc.