Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2003-04-09
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                For The Quarterly Period Ended December 31, 2002



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Item 1. Financial Statements

                  Balance Sheets
                    December 31, 2002 and March 31, 2002.......................3

                  Statements of Operations
                    For the Three and Nine Months
                     Ended December 31, 2002 and 2001..........................4

                  Statement of Partners' Equity (Deficit)
                    For the Nine Months Ended December 31, 2002................5

                  Statements of Cash Flows
                    For the Nine Months Ended December 31, 2002 and 2001.......6

                  Notes to Financial Statements ...............................7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...16

         Item 4. Controls and Procedures......................................16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 4. Submission of Matters to a Vote of Security Holders..........16

         Item 5. Other Information............................................16

         Item 6. Exhibits and Reports on Form 8-K.............................16

         Signatures ..........................................................17

         Certifications.......................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                    December 31, 2002              March 31, 2002
                                                                --------------------------      --------------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                     $                  726,072      $            751,327
Investments in limited partnerships, net (Note 3)                             13,830,070                14,585,268
Loan receivable (Note 2)                                                               -                    50,000
Other assets                                                                       7,436                     2,059
                                                                --------------------------      --------------------

                                                              $               14,563,578      $         15,388,654
                                                                ==========================      ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)                    $                  246,175      $            246,185
 Accrued fees and expenses due to
   General Partner and affiliates (Note 4)                                        27,399                    43,577
                                                                --------------------------      --------------------

     Total liabilities                                                           273,574                   289,762
                                                                --------------------------      --------------------

Commitment and contingencies

Partners' equity (deficit):
  General partner                                                                (61,578)                  (53,489)
  Limited partners (25,000 units authorized,
   20,500 units issued and outstanding)                                       14,351,582                15,152,381
                                                                --------------------------      --------------------

Total partners' equity                                                        14,290,004                15,098,892
                                                                --------------------------      --------------------

                                                              $               14,563,578      $         15,388,654
                                                                ==========================      ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                                         2002                                         2001
                                       ------------------------------------------    ---------------------------------------
                                            Three                    Nine                 Three                  Nine
                                            Months                  Months               Months                 Months
                                       -----------------       ------------------    ----------------       ----------------

Interest income                      $           2,017       $            9,074    $          8,672       $         28,961
                                       -----------------       ------------------    ----------------       ----------------

Operating expenses:
  Amortization (Note 3)                         12,887                   38,661              12,887                 38,661
  Asset management fees (Note 4)                15,973                   47,919              14,952                 44,856
  Legal and accounting fees                      6,076                   17,272               4,101                 19,923
  Other                                          2,449                    8,031               4,312                 25,307
                                       -----------------       ------------------    ----------------       ----------------

    Total operating expenses                    37,385                  111,883              36,252                128,747
                                       -----------------       ------------------    ----------------       ----------------

Loss from operations                           (35,368)                (102,809)            (27,580)               (99,786)

Equity in losses of
 limited partnerships (Note 3)                (175,619)                (706,079)           (281,261)              (660,527)
                                       -----------------       ------------------    ----------------       ----------------

Net loss                             $        (210,987)      $         (808,888)   $       (308,841)      $       (760,313)
                                       =================       ==================    ================       ================

Net loss allocated to:
  General Partner                    $          (2,110)      $           (8,089)   $         (3,088)      $         (7,603)
                                       =================       ==================    ================       ================

  Limited Partners                   $        (208,877)      $         (800,799)   $       (305,753)      $       (752,710)
                                       =================       ==================    ================       ================

Net loss per weighted limited
  partner unit                       $             (10)      $              (39)   $            (15)      $            (37)
                                       =================       ==================    ================       ================

Outstanding weighted limited
  partner units                                 20,500                   20,500              20,500                 20,500
                                       =================       ==================    ================       ================

                 See accompanying notes to financial statements

              WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2002
                                   (unaudited)




                                                         General          Limited
                                                         Partner          Partners              Total
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at March 31, 2002         $    (53,489)   $    15,152,381     $     15,098,892

Net loss                                                   (8,089)          (800,799)            (808,888)
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at December 31, 2002      $    (61,578)   $    14,351,582     $     14,290,004
                                                       ============    ===============     ================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)


                                                                         2002                            2001
                                                                  --------------------            -------------------
Cash flows from operating activities:
  Net loss                                                      $           (808,888)          $           (760,313)
Adjustments to reconcile net loss to
  cash used in operating activities:
  Amortization                                                                38,661                         38,661
  Equity in losses of limited partnerships                                   706,079                        660,527
  Other assets                                                                    10                         (1,889)
  Accrued fees and expenses due to
    General Partner and affiliates                                           (16,178)                        15,378
                                                                                                  -------------------
                                                                  --------------------

 Net cash used in operating activities                                       (80,316)                       (47,636)
                                                                  --------------------            -------------------

Cash flows from investing activities:
   Investments in limited partnerships, net                                      (10)                      (335,137)
   Loans receivable                                                           44,613                             -
   Distributions received                                                     10,458                          9,216
                                                                  --------------------            -------------------


 Net cash provided by (used in) investing activities                          55,061                       (325,921)
                                                                  --------------------            -------------------

Net decrease in cash and cash equivalents                                    (25,255)                      (373,557)

Cash and cash equivalents, beginning of period                               751,327                      1,152,887
                                                                  --------------------            -------------------

Cash and cash equivalents, end of period                        $            726,072           $            779,330
                                                                  ====================            ===================


Supplemental Disclosure of
  Cash Flow Information

Taxes Paid                                                      $                800           $                800
                                                                  ====================            ===================




                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 2002 and March 31, 2002, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,761 as of December 31, 2002 and March 31, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturity of three months or less when purchased to be cash equivalents. As of December 31, 2002 and March 31, 2002 the Partnership had no cash equivalents.

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

Concentration of Credit Risk
----------------------------

At December 31, 2002 and March 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

New Accounting Pronouncements
-----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the nine months ended December 31, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 2002 and March 31, 2002, the Partnership had acquired Limited Partnership interests in fifteen Local Limited Partnerships each of which owns one Housing Complex, except for one Local Limited Partnership which owns nine Housing Complexes, consisting of an aggregate of 559 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of February 7, 2003, the Partnership had not obtained audited financial statements for one of its investments, Cotton Mill Elderly Living Center, L.P. ("Cotton Mill"), as of and for the year ended December 31, 2001. As a result, the Partnership has not included the financial information of Cotton Mill in the combined condensed statement of operations presented herein. The Partnership's investment in Cotton Mill totaled $709,283 (unaudited) at December 31, 2002. The Partnership's estimate of its interest in the results of operations of Cotton Mill totaled $(60,000) (unaudited) for the period ended December 31, 2002. The combined condensed statement of operations presented herein for December 31, 2001 previously included a net loss of $(19,000) for Cotton Mill. The combined condensed financial information presented in this footnote for 2001 has been restated to exclude the accounts of Cotton Mill.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2002, no investment accounts in Local Limited Partnerships had reached a zero balance.

Following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                                   For the Nine Months
                                                                          Ended                  For the Year Ended
                                                                    December 31, 2002              March 31, 2002
                                                                  -----------------------       ---------------------

      Investments per balance sheet, beginning of period        $            14,585,268       $          15,439,696
      Capital contributions paid, net                                                 -                     298,125
      Capital contributions to be paid                                                -                      52,605
      Equity in losses of limited partnerships                                 (706,079)                 (1,136,238)
      Tax credit adjustments                                                          -                      (7,537)
      Amortization of capitalized acquisition fees and costs                    (38,661)                    (51,548)
      Distributions received from limited partnerships                          (10,458)                     (9,835)
                                                                  -----------------------       ---------------------

      Investments in  limited partnerships, end of period       $            13,830,070       $          14,585,268
                                                                  =======================       =====================

                                       11

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2002 and 2001 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                           2002                         2001
                                                                  -----------------------       ---------------------
                                                                                                     (Restated)

      Revenues                                                  $             1,789,000       $          1,666,000
                                                                  -----------------------       ---------------------
      Expenses:
        Interest expense                                                        456,000                    452,000
        Depreciation and amortization                                           814,000                    796,000
        Operating expenses                                                    1,179,000                  1,074,000
                                                                  -----------------------       ---------------------
      Total expenses                                                          2,449,000                  2,322,000
                                                                  -----------------------       ---------------------

      Net loss                                                  $              (660,000)      $           (656,000)
                                                                  =======================       =====================
      Net loss allocable to the Partnership,                    $              (646,000)      $           (642,000)
        before equity in losses of Cotton Mill
                                                                  =======================       =====================
      Net loss recorded by the Partnership,                                    (646,000)                  (642,000)
        before equity in losses of Cotton Mill
      Net loss of Cotton Mill recorded
        by the Partnership (unaudited)                                          (60,000)                   (19,000)
                                                                  -----------------------       ---------------------

      Net loss recorded by the Partnership                      $              (706,000)      $           (661,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2002 and March 31, 2002, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs were $181,751 and $145,874 as of December 31, 2002 and March 31, 2002, respectively.

(b) Acquisition costs of 1.5% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2002 and March 31, 2002, the Partnership incurred acquisition costs of $111,334. Accumulated amortization was $32,758 and $14,812 as of December 31, 2002 and March 31, 2002, respectively.

(c) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $47,919 and $44,856 were incurred during the nine months ended December 31, 2002 and 2001, respectively, of which $65,110 and $29,527 were paid during the nine months ended December 31, 2002 and 2001, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been paid.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                    December 31, 2002           March 31, 2002
                                                                   ---------------------     ---------------------

     Asset management fees payable                               $              17,021     $               34,212
     Reimbursement for expenses paid by the General Partner
      or  an affiliate                                                          10,378                      9,365
                                                                   ---------------------     ---------------------

      Total                                                      $              27,399     $               43,577
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

Forward-Looking Statements
--------------------------

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at December 31, 2002 consisted primarily of $726,000 in cash, net investments in fifteen Local Limited Partnerships of $13,830,000 and $7,000 in other assets. Liabilities at December 31, 2002 primarily consisted of $246,000 of capital contributions due to Local Limited Partnerships and $27,000 of accrued fees and advances due to the General Partner and affiliates.

Results of Operations
---------------------

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(211,000), reflecting a decrease of approximately $98,000 from the net loss of $(309,000) for the three months ended December 31, 2001. The decrease in net loss was primarily due to equity in losses of limited partnerships which decreased by $105,000 to $(176,000) for the three months ended December 31, 2002 from $(281,000) for the three months ended December 31, 2001. The decrease in equity in losses of limited partnerships was primarily due to a decrease in loss from Cotton Mill and was offset by loss from operations, which increased by $(7,000) to $(35,000) for the three months ended December 31, 2002 from $(28,000) for the three months ended December 31, 2001 due to a decrease in total income of approximately $7,000 and an increase in management fees of $1,000.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(809,000), reflecting an increase of approximately $(49,000) from the net loss of $(760,000) for the nine months ended December 31, 2001. The increase in net loss was primarily due to equity in losses of limited partnerships which increased by $(45,000) to $(706,000) for the nine months ended December 31, 2002 from $(661,000) for the nine months ended December 31, 2001. Along with the increase in equity in losses of limited partnerships, loss from operations increased by $(3,000) to $(103,000) for the nine months ended December 31, 2002 from $(100,000) for the nine months ended December 31, 2001. The increase in loss from operations was due a decrease in interest income of $20,000, which was offset by a decrease in operating expenses of $(17,000) to $112,000 for the nine months ended December 31, 2002 from approximately $129,000 for the nine months ended December 31, 2001. The decrease in operating expenses was substantially due to a decrease in legal and accounting fees and other operating expenses of $(20,000), which was offset by an increase in asset management expense of approximately $3,000 for the nine months ended December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows
----------

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. Net decrease in cash during the nine months ended December 31, 2002 was $(25,000) compared to net cash decrease for the nine months ended December 31, 2001 of $(374,000), reflecting a net decrease in cash used of $348,000. The decrease is primarily due to an increase in cash provided by net investing activities of approximately $381,000 from $(326,000) for the nine months ended December 31, 2001 to $55,000 for the nine months ended December 31, 2002 due to the receipt of proceeds on a note receivable and a decrease of $335,500 in capital contributions paid to Local Limited Partnerships. This was offset by an increase of approximately $(33,000) in net cash used in operating activities from $(47,000) for the nine months ended December 31, 2001, to $(80,000) for the nine months ended December 31, 2002, substantially due to the payment of outstanding management fees.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2002, to be sufficient to meet all future cash requirements.

Impact of New Accounting Pronouncements
---------------------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

         NOT APPLICABLE

Item 4. Controls and Procedures
-------------------------------

Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partnership's management, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
--------------------------

NONE

Item 4.  Submission  of  Matters  to a Vote  of  Security  Holders
------------------------------------------------------------------

     The Consent Solicitation Statement dated December 2, 2002 was first sent to the Limited Partners on or about December 2, 2002.

     The General Partner has proposed that the Partnership cease reproduction and mailing of quarterly and annual financial statements to the Limited Partners, to reduce the expenses incurred by the Partnership. The Partnership will continue to prepare quarterly and annual financial statements so long as it is required to do so under the Securities and Exchange Commission Act of 1934 and submit them to the Securities and Exchange Commission. All votes were to be returned to the General Partner by February 3, 2003 to be counted. The proposal was approved by the Limited Partners and the results of the vote were 14,716.67 for the proposal, 1,936 against the proposal, and 469 abstentions.

Item 5. Other Information
-------------------------

Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Reports on Form 8-K.

1.       NONE

(b)      Exhibits.

99.1 Certification  pursuant to 18 U.S.C.  Section  1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  February 24, 2003




By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  February 24, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003



/s/ Wilfred N. Cooper, Jr.
--------------------------


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003



/s/ Thomas J. Riha
------------------


Vice-President and Chief Financial Officer of WNC & Associates, Inc.