Form 10-K
period 2003-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2003-07-09
CIK 1037156

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March, 31, 2003

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
Yes               No    X     .
    ----------       ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
    -----------      ---------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complexes") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated March 3, 1997 as amended on August 29, 1997 ("Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2003, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is or is expected to be eligible for the Federal Low Income Housing Credit, except for one Local Limited Partnership which owns three Housing Complexes. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates and for the periods indicated:

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                    Central Missouri
Boonville                           Counties'Human
Associates I,        Boonville,     Development
L.P.                 Missouri       Corporation           $ 2,195,000   $ 2,195,000        48      100%    $3,027,000      $ 785,000

Brighton                            The Piedmont
Ridge                Edgefield,     Foundation of
Apartments,          South          South Carolina,
L.P.                 Carolina       Inc.                      926,000       926,000        44      100%     1,302,000        969,000

                                    Elderly Living
                                    Development,
Cotton Mill                         Inc. and Quad Cities
Elderly              Rock           Redevelopment
Living               Island,        Resources,
Center, L.P.         Illinois       Inc.                    1,040,000     1,040,000        31       90%     1,445,000              *

Country Club
Investors,           Richmond,      Mark-Dana
L.P.                 Virginia       Corporation               305,000       305,000        97       92%       359,000      2,714,000

Desloge                             East Missouri
Associates I,        Desloge,       Action Agency,
L.P.                 Missouri       Inc.                    1,059,000     1,059,000        32       94%     1,629,000        592,000

                                    Compass Square
Kechel               Logansport,    Development
Towers, L.P.         Indiana        Corporation             1,348,000     1,191,000        23      100%     1,258,000        259,000

Ottawa I,            Oglesby,       Michael K.
L.P.                 Illinois       Moore                     403,000       403,000        32       91%       592,000      1,481,000

                                    Michael K. Moore
                                    and Affordable
Preservation         Pontiac and    Housing
Partners I,          Taylorville,   Development
L.P.                 Illinois       Fund, Inc.                514,000       514,000        60       93%       756,000      2,013,000

St. Susanne                         Southwind
Associates           Mt. Vernon,    Community
I, L.P.              Missouri       Development               255,000       255,000        16      100%       337,000        654,000

Summer Wood          Camden,        ACHR Housing
Ltd.                 Alabama        Corporation             1,237,000     1,237,000        32       94%     1,707,000        947,000

*    Results of Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded.  See Note 3 to the financial statements and report of independent certified public accountants.

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                        Original
                                                      Total Original                                     Estimated Low  Encumbrances
                                                      Investment in       Amount of                        Income           of Local
                                    General Partner   Local Limited       Investment    Number             Housing           Limited
Partnership Name     Location          Name            Partnerships      Paid to Date   of Units Occupancy Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Trenton
Village                             MBL
Apartments,          Trenton,       Development,
L.P.                 Missouri       Co.                     1,018,000     1,018,000        32       94%     1,497,000        681,000

United                              Harold E.
Development                         Buehler, Sr.
Co.,                 Memphis,       and Jo
L.P. - 97.0.         Tennessee      Ellen Buehler           2,813,000     2,813,000        60       98%     4,107,000      1,280,000

                                    Lutheran Social
                                    Services of South
Wagner                              Dakota and
Partnership          Wagner,        Weinburg
99 Limited           South          Investments,
Partnership          Dakota         Inc.                      245,000       208,000        26       92%       334,000        779,000

West Liberty
Family               West           Joe B. Curd,
Apartments,          Liberty,       Jr.and Janie
Ltd.                 Kentucky       Sheets Curd               351,000       298,000        20      100%       474,000      1,211,000

West Mobile                         Apartment
County                              Developers,
Housing,             Theodore,      Inc. and
Ltd.                 Alabama        Thomas H. Cooksey       1,858,000     1,858,000        55       95%     2,543,000      1,359,000
                                                         ------------   -----------      ----      ----  ------------    -----------

                                                         $ 15,567,000   $15,320,000       608       96%  $ 21,367,000    $15,724,000
                                                         ============   ===========      ====      ====  ============    ===========




                             ---------------------------------------   ----------------------------------------------
                                       For the year ended
                                       December 31, 2002                        Low Income Housing Credits
--------------------------------------------------------------------   ----------------------------------------------
                                                                          Credits Allocated      Year to be First
      Partnership Name        Rental Income     Net Income/(loss)          to Partnership            Available
--------------------------------------------------------------------   ----------------------------------------------
Boonville Associates I, L.P.        $ 163,000            $ (98,000)                     99.97%                  2001

Brighton Ridge Apartments
L.P.                                  242,000              (41,000)                    98.989%                  1999

Cotton Mill Elderly Living
Center, L.P.                                *                     *                     99.98%                  2000

Country Club Investors, L.P.          560,000              (48,000)                     66.99%                  1999

Desloge Associates I, L.P.             93,000              (54,000)                     99.89%                  1999

Kechel Towers, L.P.                    96,000              (67,000)                     99.98%                  1999

Ottawa I, L.P.                        143,000              (67,000)                     99.98%                  1999

Preservation Partners I,
L.P.                                  271,000              (72,000)                     99.98%                  1999

St. Susanne Associates I,
L.P.                                   69,000              (17,000)                     99.98%                  2000

Summer Wood Ltd.                       77,000              (76,000)                     99.98%                  1999

Trenton Village Apartments,
L.P.                                  111,000              (16,000)                     99.98%                  1999

United Development Co. L.P.
97.0, L.P.                            471,000              (79,000)                     99.98%                  1999

Wagner Partnership
99 Limited Partnership                 95,000              (22,000)                     99.98%                  2001

West Liberty Family
Apartments, Ltd.                        3,000               (6,000)                     99.98%                  2002

West Mobile County Housing,
Ltd.                                  209,000             (103,000)                     99.98%                  2000
                                 ------------           -----------
                                  $ 2,603,000           $ (766,000)
                                 ============           ===========

* Results of Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

b)   At March 31, 2003, there were 1,026 Limited Partners.

c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received no Low Income Housing Credits in 1998.

d) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                               March 31                                      December 31
                                      ------------------------------------------------------------   ----------------------------
                                         2003            2002            2001            2000           1999            1998
                                      ------------   -------------    ------------    ------------   ------------    ------------
ASSETS
Cash and cash equivalents           $     722,715  $      751,327   $   1,152,887   $   4,501,538  $   2,690,665   $     372,505
Subscriptions receivable                        -               -               -               -        893,370       1,030,915
Investments in limited
   partnerships, net                   13,763,028      14,585,268      15,439,696      13,829,634      7,748,624       6,440,762
Loans receivable                                -          50,000          50,000         154,878              -               -
Other assets                                7,436           2,059             170          31,378      1,043,530          50,000
                                      ------------   -------------    ------------    ------------   ------------    ------------
                                    $  14,493,179  $   15,388,654   $  16,642,753   $  18,517,428  $  12,376,189   $   7,894,182
                                      ============   =============    ============    ============   ============    ============
LIABILITIES
Payables to limited partnerships    $     246,175  $      246,185   $     238,129   $   1,252,287  $   2,137,275   $   1,734,427
Loan payable                                    -               -               -               -              -         113,269
Accrued fees and expenses due to
   general partner and affiliates          42,903          43,577          22,952          35,171        184,291         173,323

PARTNERS' EQUITY                       14,204,101      15,098,892      16,381,672      17,229,970     10,054,623       5,873,163
                                      ------------   -------------    ------------    ------------   ------------    ------------
                                    $  14,493,179  $   15,388,654   $  16,642,753   $  18,517,428  $  12,376,189   $   7,894,182
                                      ============   =============    ============    ============   ============    ============


Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                                                  For the          For the
                                                                                                   three         period from
                                                                                                  months          August 20,
                                                   For the years ended                             ended           1998 to
                                                         March 31                                 March  31      December 31
                               -------------------------------------------------------------    -------------    -------------
                                  2003            2002            2001             2000             1999             1998
                               -----------    -------------    ------------     ------------    -------------    -------------
Net income(loss) from
operations                   $   (124,099) $      (146,542) $      (39,047)   $      97,572   $       (3,249) $        (1,501)
Equity in income(loss) of
   limited partnerships          (770,692)      (1,136,238)       (813,901)        (520,281)          47,263           60,610
Other losses                            -                -               -          (85,727)               -                -
                               -----------    -------------    ------------     ------------    -------------    -------------
Net income (loss)            $   (894,791) $    (1,282,780) $     (852,948)   $    (508,436) $        44,014   $       59,109
                               ===========    =============    ============     ============    =============    =============
Net income (loss)
allocated to:
   General partner           $     (8,948) $       (12,828) $       (8,529)   $      (5,084) $           440   $          591
                               ===========    =============    ============     ============    =============    =============
   Limited partners          $   (885,843) $    (1,269,952) $     (844,419)   $    (503,352) $        43,574   $       58,518
                               ===========    =============    ============     ============    =============    =============
Net income (loss) per
   limited partner unit      $     (43.21) $        (61.95) $       (41.19)   $      (25.55) $          4.26   $        16.38
                               ===========    =============    ============     ============    =============    =============

Outstanding weighted
   limited partner units           20,500           20,500          20,500           19,697           10,218            3,573
                               ===========    =============    ============     ============    =============    =============


                                                                                                  For the          For the
                                                                                                   three         period from
                                                                                                  months          August 20,
                                                   For the years ended                             ended           1998 to
                                                         March 31                                 March  31      December 31
                               -------------------------------------------------------------    -------------    -------------
                                  2003            2002            2001             2000             1999             1998
                               -----------    -------------    ------------     ------------    -------------    -------------
Net cash provided by
 (used in):

   Operating activities      $    (78,602)  $      (76,258)  $      56,115    $      28,533   $       34,356   $        1,554
   Investing activities            49,990         (325,302)     (3,403,846)      (6,692,518)      (1,914,981)      (4,525,457)
   Financing activities                 -                -            (920)       8,474,858        4,198,785        4,896,408
                               -----------    -------------    ------------     ------------    -------------    -------------
Net change in cash and
  cash equivalents                (28,612)        (401,560)     (3,348,651)       1,810,873        2,318,160          372,505

Cash and cash
  equivalents, beginning
  of period                       751,327        1,152,887       4,501,538        2,690,665          372,505                -
                               -----------    -------------    ------------     ------------    -------------    -------------
Cash and cash
  equivalents,
  end of period              $    722,715   $      751,327   $   1,152,887    $   4,501,538   $    2,690,665   $      372,505
                               ===========    =============    ============     ============    =============    =============


Low Income Housing Credit per Unit was as follows for the period ended December 31:

                               2002               2001               2000              1999              1998
                           --------------     --------------    ---------------    --------------    -------------
Federal                  $           101    $            84   $             72   $            25   $            -
State                                  -                  -                  -                 -                -
                           --------------     --------------    ---------------    --------------    -------------
Total                    $           101    $            84   $             72   $            25   $            -
                           ==============     ==============    ===============    ==============    =============

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

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $723,000 in cash, aggregate investments in fifteen Local Limited Partnerships of $13,763,000 and other assets of $7,000. Liabilities at March 31, 2003 primarily consisted of $246,000 of estimated future capital contributions to the Local Limited Partnerships and $43,000 of accrued fees and advances due to the General Partner and affiliates.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The Partnerships net loss for the year ended March 31, 2003 was $(895,000), reflecting a decrease of $388,000 from the net loss experienced for the year ended March 31, 2002 of $(1,283,000). The decrease in net loss is due to a decrease in the equity in losses of limited partnerships which decreased by $366,000 due to an increase in occupancy as more of the Housing Complexes of the fifteen local limited partnerships achieved stabilized occupancy, along with a decrease in operating expense of $32,000, offset by a reduction in interest and reporting fee income of $10,000.

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnerships net loss for the year ended March 31, 2002 was $(1,283,000), reflecting an increase of $(430,000) from the net loss experienced for the year ended March 31, 2001 of $(853,000). The increase in net loss is due to an increase in the equity in losses of limited partnerships which increased by $(322,000) due the maturity in the rent-up of the fourteen local limited partnerships in operation and by a reduction in interest and reporting fee income of $99,000 along with an increase in operating expense of $9,000.

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The net decrease in cash during the year ended March 31, 2001 was $(29,000), compared to a net decrease in cash for the year ended March 31, 2001 of $(402,000). This change of $373,000 was primarily due to a decline in investing activities related to purchase of Limited Partnership interests of $335,000, a decline in distribution received from limited partnerships of $10,000 and the receipt of cash as a result of the repayment of a loan receivable in the amount of $50,000.

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

The Partnership expects its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all future cash requirements.

Other Matters

As of June 4, 2003, the Partnership had not obtained audited financial statements for one of its investments, Cotton Mill Elderly Living Center, L.P. ("Cotton Mill") as of and for the years ended December 31, 2002 and 2001. As a result of this limitation in scope, the Partnership's Independent Certified Public Accountants have qualified their report with respect to their audit of the Partnership's 2003 and 2002 financial statements. Furthermore, the Partnership has not included the financial information of Cotton Mill in the combined condensed financial statements presented elsewhere herein. The Partnership's investment in Cotton Mill totaled $719,000 (unaudited) and $770,000 (unaudited) at March 31, 2003 and 2002, respectively. The Partnership's estimated interest in the losses from operations of Cotton Mill, which have been recorded, totaled $(51,000) (unaudited) and $(244,000) (unaudited) for the years ended March 31, 2003 and 2002, respectively. Such losses are shown as a reconciling item in the combined condensed statements of operations (see Note
3).

Future Contractual Cash Obligations

The following table  summarizes our future  contractual  cash  obligations as of March 31, 2003:

                                   2004       2005       2006        2007       2008      Thereafter      Total

                                 ---------  ---------  ---------   ---------  ---------  ------------  ------------
Asset Management Fees          $   96,888 $   63,893 $   63,893  $   63,893 $   63,893 $   2,683,506 $   3,035,966
Capital Contributions
   Payable to Lower Tier
   Partnerships                   246,175          -          -           -          -             -       246,175
                                 ---------  ---------  ---------   ---------  ---------  ------------  ------------
Total contractual cash
   obligations                 $  343,063 $   63,893 $   63,893  $   63,893 $   63,893 $   2,683,506 $   3,282,141
                                 =========  =========  =========   =========  =========  ============  ============

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2052. Amounts due to the General Partner as of March 31, 2003 have been included in the 2004 column.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 3, 4 and 6 to the financial statements included elsewhere herein.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.


With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnership does not expect the adoption of SFAS No. 143 to have a material effect on the Partnership's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6



We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 75% and 77% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 90%, 79% and 98% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

As more thoroughly discussed in Note 3 to the financial statements, the Partnership was unable to obtain audited financial statements for one of its investments, Cotton Mill Elderly Living Center, L.P. ("Cotton Mill"), as of and for the years ended December 31, 2002 and 2001. The Partnership's investment in Cotton Mill totaled $719,000 (unaudited) and $770,000 (unaudited) as of March 31, 2003 and 2002, respectively. The results of operations recorded by the Partnership with respect to its investment in Cotton Mill during the years ended March 31, 2003 and 2002 reflected net losses of $(51,000) (unaudited) and $(244,000) (unaudited), respectively.

In our opinion, except for the effects of such adjustments and disclosures, if any, as might have been determined to be necessary had an audit of the 2002 and 2001 financial statements of Cotton Mill been obtained, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.






                                           /s/    BDO SEIDMAN, LLP


Costa Mesa, California
June 4, 2003

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                       March 31
                                                                           ----------------------------------

                                                                               2003                 2002
                                                                           --------------       -------------

ASSETS

Cash and cash equivalents                                                $       722,715      $      751,327
Investments in limited partnerships, net (Notes 3 and 4)                      13,763,028          14,585,268
Loan receivable (Note 2)                                                               -              50,000
Other assets                                                                       7,436               2,059
                                                                           --------------       -------------

                                                                         $    14,493,179      $   15,388,654
                                                                           ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 6)                             $       246,175      $      246,185
   Accrued fees and advances due to General Partner and
     affiliate (Note 4)                                                           42,903              43,577
                                                                           --------------       -------------

     Total liabilities                                                           289,078             289,762
                                                                           --------------       -------------

Commitments and contingencies

Partners' equity (deficit)
   General partner                                                               (62,437)            (53,489)
   Limited partners (25,000 units authorized; 20,500 units
     issued and outstanding)                                                  14,266,538          15,152,381
                                                                           --------------       -------------

     Total partners' equity                                                   14,204,101          15,098,892
                                                                           --------------       -------------

                                                                         $    14,493,179      $   15,388,654
                                                                           ==============       =============

 See report of independent certified public accountants and accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                 For the Years Ended
                                                                       March 31
                                               ---------------------------------------------------------
                                                   2003                 2002                 2001
                                               --------------     -----------------     ----------------
Interest income                              $        10,418    $           32,552    $         118,871
Reporting fee income                                  13,343                 1,250               13,885
                                               --------------     -----------------     ----------------
Total income                                          23,761                33,802              132,756
                                               --------------     -----------------     ----------------
Operating expenses:
   Amortization (Notes 3 and 4)                       51,548                51,548               51,548
   Management fees (Note 4)                           63,893                59,808               58,310
   Other                                              32,419                68,988               61,945
                                               --------------     -----------------     ----------------
     Total operating expenses                        147,860               180,344              171,803
                                               --------------     -----------------     ----------------
Income (loss) from operations                       (124,099)             (146,542)             (39,047)

Other expenses and losses:
   Equity in losses of limited
     partnerships (Note 3)                          (770,692)           (1,136,238)            (813,901)
                                               --------------     -----------------     ----------------
Total other expenses and losses                     (770,692)           (1,136,238)            (813,901)
                                               --------------     -----------------     ----------------
Net loss                                     $      (894,791)           (1,282,780)   $        (852,948)
                                               ==============     =================     ================
Net loss allocated to:
   General partner                           $        (8,948)   $          (12,828)   $          (8,529)
                                               ==============     =================     ================
   Limited partners                          $      (885,843)   $       (1,269,952)   $        (844,419)
                                               ==============     =================     ================
Net loss per limited partner unit            $        (43.21)   $           (61.95)   $          (41.19)
                                               ==============     =================     ================
Outstanding weighted limited partner
   units                                              20,500                20,500               20,500
                                               ==============     =================     ================
 See report of independent certified public accountants and accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001



                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $        (32,128) $      17,262,098    $     17,229,970

Collection of notes receivable                                           -              5,000               5,000

Offering expenses                                                       (4)              (346)               (350)

Net loss                                                            (8,529)          (844,419)           (852,948)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2001                       (40,661)        16,422,333          16,381,672

Net loss                                                           (12,828)        (1,269,952)         (1,282,780)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2002                       (53,489)        15,152,381          15,098,892

Net loss                                                            (8,948)          (885,843)           (894,791)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2003              $        (62,437) $      14,266,538    $     14,204,101
                                                            ===============    ===============     ===============
 See report of independent certified public accountants and accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                     For The Years Ended
                                                                          March 31
                                                      --------------------------------------------------
                                                           2003              2002              2001
                                                      ---------------    -------------     -------------
Cash flows from operating activities:
   Net loss                                         $       (894,791) $    (1,282,780)   $     (852,948)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Amortization                                             51,548           51,548            51,548
     Equity in losses of limited partnerships                770,692        1,136,238           813,901
     Change in other assets                                   (5,377)          (1,889)           31,208
     Change in accrued fees and expenses due to
       general partner and affiliates                           (674)          20,625            12,406
                                                      ---------------    -------------     -------------
Net cash (used in) provided by operating
   activities                                                (78,602)         (76,258)           56,115
                                                      ---------------    -------------     -------------
Cash flows from investing activities:
   Investments in limited partnerships, net                      (10)        (335,137)       (3,487,688)
   Loans receivable, net                                      50,000                -           104,878
   Accrued and unpaid acquisition fees and
     advances due to affiliate of general partner                  -                -           (19,055)
   Distributions from limited partnerships                         -            9,835            (1,981)
                                                      ---------------    -------------     -------------
Net cash provided by (used in) investing
activities                                                    49,990         (325,302)       (3,403,846)
                                                      ---------------    -------------     -------------
Cash flows from financing activities:
   Subscriptions receivable                                        -                -             5,000
   Offering expenses                                               -                -            (5,920)
                                                      ---------------    -------------     -------------
Net cash used in financing activities                              -                -              (920)
                                                      ---------------    -------------     -------------
Net change in cash and cash equivalents                      (28,612)        (401,560)       (3,348,651)

Cash and cash equivalents, beginning of period               751,327        1,152,887         4,501,538
                                                      ---------------    -------------     -------------
Cash and cash equivalents, end of period/year       $        722,715   $      751,327    $    1,152,887
                                                      ===============    =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Interest paid                                    $              -   $       34,336    $       17,633
                                                      ===============    =============     =============
   Taxes paid                                       $            800   $          800    $          800
                                                      ===============    =============     =============

  See report of independent certified public accountants and accompanying notes to financial statements


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001




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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2003 and 2002, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and amortized over 30 years (see Note 3).

Equity in losses from Local Limited Partnerships for the years ended March 31, 2003, 2002 and 2001 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,761 at the end of all periods presented.

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

Concentration of Credit Risk
----------------------------

At March 31, 2003, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2003, 2002 and 2001, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Partnership does not expect the adoption of SFAS No. 143 to have a material effect on the Partnership's financial position or results of operations.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The implementation of SFAS No. 148 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - LOAN RECEIVABLE
------------------------

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (11.5% and 11.5% at March 31, 2003 and 2002, respectively). A loan receivable with a balance of $50,000 at March 31, 2002 was due from one Local Limited Partnership, in which an interest was not acquired. As of March 31, 2003, the loan had been repaid.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2003, the Partnership had acquired Limited Partnership interests in fifteen Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 608 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of June 4, 2003, the Partnership had not obtained audited financial statements for one of its investments, Cotton Mill Elderly Living Center, L.P. ("Cotton Mill"), as of and for the years ended December 31, 2002 and 2001. As a result, the Partnership has not included the financial information of Cotton Mill in the combined condensed financial statements presented herein. The
Partnership's investment in Cotton Mill totaled $719,000 (unaudited) and $770,000 (unaudited) at March 31, 2003 and 2002, respectively. The Partnership's estimate of its interest in the loss from operations of Cotton Mill, which have been recorded, totaled $(51,000) (unaudited) and $(244,000) (unaudited) for the years ended March 31, 2003 and 2002, respectively. Such losses are shown as a reconciling item in the combined condensed statements of operations.

The Partnership's investment in Local Limited Partnerships as reflected in the balance sheets at March 31, 2003 and 2002 are approximately $2,120,000 and $2,193,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements (see
Note 6). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31 and due to the exclusion of the Cotton Mill from the combined condensed financial information.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Distributions from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

Following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

                                                                     For The Years Ended
                                                                          March 31,
                                                    -------------------------------------------------------
                                                        2003                2002                 2001
                                                    -------------       --------------       --------------
Investments per balance sheet, beginning
   of period                                      $   14,585,268      $    15,439,696      $    13,829,634
Capital contributions paid, net                                -              298,125            2,403,096
Capital contributions to be paid                               -               52,605               36,689
Equity in losses of limited partnerships                (770,692)          (1,136,238)            (813,901)
Tax credit adjustments                                         -               (7,537)              33,745
Amortization of paid acquisition fees and
   costs                                                 (51,548)             (51,548)             (51,548)
Distributions received from limited
   partnerships                                                -               (9,835)               1,981
                                                    -------------       --------------       --------------
Investment per balance sheet, end of period       $   13,763,028      $    14,585,268      $    15,439,696
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

(Combined condensed financial information for Cotton Mill Elderly Living Center has been excluded from the presentation below).

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                2002                  2001
                                                                           ----------------      ----------------
ASSETS

Buildings and improvements (net of accumulated depreciation
   for 2002 and 2001 of $3,988,000 and $2,815,000,
   respectively)                                                         $      29,015,000     $      28,712,000
Land                                                                             1,414,000             1,414,000
Construction in progress                                                                 -               170,000
Due from affiliates                                                                170,000               447,000
Other assets                                                                     1,352,000             1,312,000
                                                                           ----------------      ----------------

                                                                         $      31,951,000     $      32,055,000
                                                                           ================      ================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                  COMBINED CONDENSED BALANCE SHEETS, Continued

                                                                                2002                  2001
                                                                           ----------------      ----------------
LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                                  $      15,724,000     $      14,816,000
Due to affiliates                                                                1,600,000             1,791,000
Other liabilities                                                                  402,000               463,000
                                                                           ----------------      ----------------

                                                                                17,726,000            17,070,000
                                                                           ----------------      ----------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 6                                  11,643,000            12,392,000
Other partners                                                                   2,582,000             2,593,000
                                                                           ----------------      ----------------

                                                                                14,225,000            14,985,000
                                                                           ----------------      ----------------

                                                                         $      31,951,000     $      32,055,000
                                                                           ================      ================

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                           2002                 2001                  2000
                                                     -----------------    -----------------    -------------------
Revenues                                           $        2,690,000   $        2,385,000   $          2,131,000
                                                     -----------------    -----------------    -------------------
Expenses:
    Operating expenses                                      1,666,000            1,569,000              1,300,000
    Interest expense                                          607,000              610,000                602,000
    Depreciation and amortization                           1,183,000            1,086,000                981,000
                                                     -----------------    -----------------    -------------------
Total expenses                                              3,456,000            3,265,000              2,883,000
                                                     -----------------    -----------------    -------------------
Net loss                                           $         (766,000) $          (880,000) $            (752,000)
                                                     =================    =================    ===================
Net loss allocable to the Partnership, before
   equity in losses of Cotton Mill                 $         (748,000) $          (862,000) $            (734,000)
                                                     =================    =================    ===================
Net loss recorded by the Partnership, before
   equity in income (losses) of Cotton Mill        $         (720,000) $          (892,000) $            (789,000)

Net loss of Cotton Mill recorded by the
   Partnership (unaudited)                                    (51,000)            (244,000)               (25,000)
                                                     -----------------    -----------------    -------------------
Net loss recorded by the Partnership               $         (771,000) $        (1,136,000) $            (814,000)
                                                     =================    =================    ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of up to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2003 and 2002, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs was $193,710 and $145,874 for March 31, 2003 and 2002, respectively.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of March 31, 2003 and 2002, the Partnership incurred acquisition costs of $111,334, which have been included in investments in limited partnerships. Accumulated amortization was $14,812 and $11,100 as of March 31, 2003 and 2002, respectively.

          An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $63,893, $59,808 and $58,310, were incurred during the years ended March 31, 2003, 2002 and 2001, respectively, of which $65,110, $40,548 and $53,904, were paid during the years ended March 31, 2003, 2002 and 2001, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to the General Partner and affiliates consist of the following:


                                                                                               March 31
                                                                                    --------------------------------
                                                                                        2003              2002
                                                                                    -------------    ---------------

Asset management fee payable                                                      $       32,995   $         34,212
Reimbursement for expenses paid by the General partner or
   an affiliate                                                                            9,908              9,365
                                                                                    -------------    ---------------

                                                                                  $       42,903   $         43,577
                                                                                    =============    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------

               2003
               ----

Income                                $          3,000    $          3,000   $          2,000    $         16,000

Operating expenses                             (36,000)            (38,000)           (37,000)            (37,000)

Equity in losses of limited
     partnerships                             (265,000)           (265,000)          (176,000)            (65,000)

Net loss                                      (298,000)           (300,000)          (211,000)            (86)000)

Loss available to limited partners            (295,000)           (297,000)          (209,000)            (85,000)

Loss per limited partnership unit                  (14)                (15)               (10)                 (4)

               2002
               ----

Income                                $         15,000    $          5,000   $          9,000    $          4,000

Operating expenses                             (51,000)            (42,000)           (36,000)            (51,000)

Equity in losses of limited
     partnerships                             (190,000)           (189,000)          (281,000)           (476,000)

Net loss                                      (226,000)           (226,000)          (308,000)           (523,000)

Loss available to limited partners            (224,000)           (223,000)          (306,000)           (517,000)

Loss per limited partnership unit                  (11)                (11)               (15)                (25)

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For The Years Ended March 31, 2003, 2002 and 2001


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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of Directors,  (b) Identification of Executive Officers, (c)
     ---------------------------------------------------------------------------
     Identification of Certain Significant Employees,  (d) Family Relationships,
     ---------------------------------------------------------------------------
     and (e) Business Experience
     ---------------------------

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable
                                                                      ----------
Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit
---------------     -------------------
Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  57,  is  Senior  Vice  President  -  Institutional
Investments of Associates. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates. He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)   Involvement in Certain Legal Proceedings
      ----------------------------------------

      Inapplicable.

(g)   Promoters and Control Persons
      -----------------------------

      Inapplicable.

(h)   Audit Committee Financial Expert
      --------------------------------

      Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $63,893, $59,808 and $58,310 were incurred during the years ended March 31, 2003, 2002 and 2001, respectively, of which $65,110, $40,548 and $53,904 were paid for the years ended March 31, 2003, 2002 and 2001, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 12% through December 31, 2008, and
     (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $44,000, $33,000 and $46,000 during the years ended March 31, 2003, 2002 and 2001, respectively.

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $21,000, $0 and $0 for the General Partner for the years ended March 31, 2003, 2002 and 2001. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2003, 2002 and 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     Inapplicable

(b)  Security Ownership of Certain Beneficial Owners
     ------------------------------------------------

     No person is known to own beneficially in excess of 5% of the outstanding units.

(c)  Security Ownership of Management
     ---------------------------------

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)  Changes in Control
     ------------------

     The management and control of the General Partner and of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13.  Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV.

Item 15.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial statements included in Part II hereof:
        ------------------------------------------------

        Report of Independent Certified Public Accountants
        Balance Sheets, March 31, 2003 and 2002
        Statements of Operations for the years ended March 31, 2003, 2002 and
          2001
        Statements of Partners' Equity (Deficit) for the years ended March 31,
          2003, 2002 and 2001
        Statements of Cash Flows for the years ended March 31, 2003, 2002 and
          2001
        Notes to Financial Statements

(a)(2)  Financial statement schedules included in Part IV hereof:
        ---------------------------------------------------------

        Report  of  Independent   Certified  Public   Accountants  on  Financial
        Statement  Schedules
        Schedule  III,  Real Estate Owned by Local Limited Partnerships

(b)     Reports on form 8-K
        -------------------

        NONE

(c)     Exhibits.
        ---------

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

99.1    Certification of the Principal  Executive  Officer pursuant to 18 U.S.C.
        section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2    Certification of the Principal  Financial  Officer pursuant to 18 U.S.C.
        section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)


(d)     Financial  statement  schedules follow as set forth in subsection (a)(2)
        ------------------------------------------------------------------------
        hereof.
        -------

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6


The audits referred to in our report dated June 4, 2003, relating to the 2003, 2002 and 2001 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of the Partnership to obtain audited financial statements of one Local Limited Partnership.

In our opinion, except for the effect of such audit scope limitation, such financial statement schedules present fairly, in all material respects, the information set forth therein.





                                              /s/ BDO SEIDMAN, LLP


Costa Mesa, California
June 4, 2003

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Boonville
Associates                Boonville,
I, L.P.                   Missouri             $   2,195,000    $  2,195,000   $ 785,000      $ 3,916,000  $  203,000    $ 3,713,000

Brighton
Ridge                     Edgefield,
Limited                   South
Partnership               Carolina                   926,000         926,000     969,000        2,383,000     310,000      2,073,000

Cotton Mill
Elderly
Living
Center,                   Rock Island,
L.P.                      Illinois                 1,040,000       1,040,000           *                *           *              *

Country Club              Richmond,
Investors, L.P.           Virginia                   305,000         305,000   2,714,000        3,741,000     744,000      2,997,000

Desloge
Associates                Desloge,
I, L.P.                   Missouri                 1,059,000       1,059,000     592,000        2,072,000     262,000      1,810,000

Kechel                    Logansport,
Towers, L.P.              Indiana                  1,348,000       1,191,000     259,000        1,895,000     219,000      1,676,000

Ottowa I,                 Oglesby,
L.P.                      Illinois                   403,000         403,000   1,481,000        2,036,000     338,000      1,698,000

                          Pontiac and
Preservation              Taylorville,
Partners I, L.P.          Illinois                   514,000         514,000   2,013,000        2,689,000     448,000      2,241,000

St. Susanne
Associates I,             Mt. Vernon,
L.P.                      Missouri                   255,000         255,000     654,000          996,000      70,000        926,000

Summer                    Camden,
Wood, Ltd.                Alabama                  1,237,000       1,237,000     947,000        2,117,000     257,000      1,860,000

*    Results Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded.  See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Trenton
Village
Apartments,               Trenton,
L.P.                      Missouri                 1,018,000       1,018,000      681,000       2,122,000     172,000      1,950,000

United
Development
Co. 97.0,                 Memphis,
L.P.                      Tennessee                2,813,000       2,813,000    1,280,000       4,448,000     563,000      3,885,000

Wagner
Partnership               Wagner,
Associates I,             South
L.P.                      Dakota                     245,000         208,000      779,000       1,281,000      50,000      1,231,000

West Liberty
Family                    West
Apartments,               Liberty,
Ltd.                      Kentucky                   351,000         298,000    1,211,000       1,491,000       7,000      1,484,000

West Mobile
County
Housing,                  Theodore,
Ltd.                      Alabama                  1,858,000       1,858,000    1,359,000       3,230,000     345,000      2,885,000
                                               -------------    ------------ ------------   ------------- ----------- --------------
                                               $  15,567,000    $ 15,320,000 $ 15,724,000   $  34,417,000 $ 3,988,000 $   30,429,000
                                               =============    ============ ============   ============= =========== ==============

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                     -------------------------------------------------------------------------------
                                                          For the Year Ended December 31, 2002
                                     -------------------------------------------------------------------------------
                                                                            Year                 Estimated
                                                      Net Income         Investment              Completion
          Partnership Name            Rental Income     (Loss)            Acquired                 Date
--------------------------------------------------------------------------------------------------------------------
Boonville Associates I, L.P.               $  163,000        $ (98,000)       2000                  2001

Brighton Ridge Limited Partnership            242,000          (41,000)       1998                  1999

Cotton Mill Elderly Living Center,
L.P.                                                *                 *       1999                  2000

Country Club Investors, L.P.                  560,000          (48,000)       1999                  1998

Desloge Associates I, L.P.                     93,000          (54,000)       1998                  1999

Kechel Towers, L.P.                            96,000          (67,000)       1998                  1999

Ottawa I, L.P.                                143,000          (67,000)       1999                  1999

Preservation Partners I, L.P.                 271,000          (72,000)       1999                  1999

St. Susanne Associates I, L.P.                 69,000          (17,000)       1999                  2000

Summer Wood Ltd.                               77,000          (76,000)       1999                  1999

Trenton Village Apartments,
L.P.                                          111,000          (16,000)       1998                  1999

United Development Co.
97.0, L.P.                                    471,000          (79,000)       1998                  1999

Wagner Partnership
99 Limited Partnership                         95,000          (22,000)       2000                  2001

West Liberty Family Apartments, Ltd.            3,000           (6,000)       2001                  2002

West Mobile County Housing, Ltd.              209,000         (103,000)       1999                  2000
                                              -------         ---------

                                        $   2,603,000      $  (766,000)
                                        =============      ============

* Results of Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Boonville
Associates                Boonville,
I, L.P.                   Missouri             $   2,195,000    $  2,195,000   $ 808,000      $ 3,881,000  $   49,000    $ 3,832,000

Brighton
Ridge                     Edgefield,
Limited                   South
Partnership               Carolina                   926,000         926,000   1,012,000        2,378,000     234,000      2,144,000

Cotton Mill
Elderly
Living
Center,                   Rock Island,
L.P.                      Illinois                 1,040,000       1,040,000           *                *           *              *

Country Club              Richmond,
Investors, L.P.           Virginia                   305,000         305,000   2,747,000        3,727,000     625,000      3,102,000

Desloge
Associates                Desloge,
I, L.P.                   Missouri                 1,059,000       1,059,000     604,000        2,071,000     185,000      1,886,000

Kechel                    Logansport,
Towers, L.P.              Indiana                  1,348,000       1,191,000     517,000        1,895,000     152,000      1,743,000

Ottowa I,                 Oglesby,
L.P.                      Illinois                   403,000         403,000   1,491,000        2,021,000     251,000      1,770,000

                          Pontiac and
Preservation              Taylorville,
Partners I, L.P.          Illinois                   514,000         514,000   2,028,000        2,657,000     331,000      2,326,000

St. Susanne
Associates I,             Mt. Vernon,
L.P.                      Missouri                   255,000         255,000     657,000          996,000      43,000        953,000

Summer                    Camden,
Wood, Ltd.                Alabama                  1,237,000       1,237,000     849,000        2,116,000     179,000      1,937,000

*    Results Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded.  See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Trenton
Village
Apartments,               Trenton,
L.P.                      Missouri                 1,018,000       1,018,000      696,000       2,123,000     121,000      2,002,000

United
Development
Co. 97.0,                 Memphis,
L.P.                      Tennessee                2,813,000       2,813,000    1,291,000       4,448,000     400,000      4,048,000

Wagner
Partnership               Wagner,
Associates I,             South
L.P.                      Dakota                     245,000         208,000      759,000       1,280,000      18,000      1,262,000

West Liberty
Family                    West
Apartments,               Liberty,
Ltd.                      Kentucky                   351,000         298,000           (1)        290,000          (1)       290,000

West Mobile
County
Housing,                  Theodore,
Ltd.                      Alabama                  1,858,000       1,858,000    1,357,000       3,228,000     227,000      3,001,000
                                               -------------    ------------ ------------   ------------- ----------- --------------
                                               $  15,567,000    $ 15,320,000 $ 14,816,000   $  33,111,000 $ 2,815,000 $   30,296,000
                                               =============    ============ ============   ============= =========== ==============



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

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                     -------------------------------------------------------------------------------
                                                          For the Year Ended December 31, 2001
                                     -------------------------------------------------------------------------------
                                                                            Year                 Estimated
                                                      Net Income         Investment              Completion
          Partnership Name            Rental Income     (Loss)            Acquired                 Date
--------------------------------------------------------------------------------------------------------------------
Boonville Associates I, L.P.               $   19,000        $ (84,000)       2000                  2001

Brighton Ridge Limited Partnership            240,000          (34,000)       1998                  1999

Cotton Mill Elderly Living Center,
L.P.                                                *                 *       1999                  2000

Country Club Investors, L.P.                  532,000          (52,000)       1999                  1998

Desloge Associates I, L.P.                     90,000          (57,000)       1998                  1999

Kechel Towers, L.P.                            87,000          (84,000)       1998                  1999

Ottawa I, L.P.                                137,000          (82,000)       1999                  1999

Preservation Partners I, L.P.                 246,000          (71,000)       1999                  1999

St. Susanne Associates I, L.P.                 65,000          (18,000)       1999                  2000

Summer Wood Ltd.                               68,000          (84,000)       1999                  1999

Trenton Village Apartments,
L.P.                                          111,000          (38,000)       1998                  1999

United Development Co.
97.0, L.P.                                    464,000          (98,000)       1998                  1999

Wagner Partnership
99 Limited Partnership                         42,000          (45,000)       2000                  2001

West Liberty Family Apartments, Ltd.               (1)              (1)       2001                  2002

West Mobile County Housing, Ltd.              199,000         (133,000)       1999                  2000
                                              -------         ---------

                                        $   2,300,000      $  (880,000)
                                        =============      ============

(1) The apartment complexes are under construction and cost certification has yet to be completed.

* Results of Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Boonville
Associates                Boonville,
I, L.P.                   Missouri             $   2,195,000    $  2,195,000   $       -      $   779,000  $        -    $   779,000

Brighton
Ridge                     Edgefield,
Limited                   South
Partnership               Carolina                   926,000         926,000   1,048,000        2,378,000     159,000      2,219,000

Cotton Mill
Elderly
Living
Center,                   Rock Island,
L.P.                      Illinois                 1,040,000       1,040,000          **               **          **             **

Country Club              Richmond,
Investors, L.P.           Virginia                   305,000         268,000   2,777,000        3,696,000     506,000      3,190,000

Desloge
Associates                Desloge,
I, L.P.                   Missouri                 1,059,000       1,059,000     622,000        2,071,000     107,000      1,964,000

Kechel                    Logansport,
Towers, L.P.              Indiana                  1,291,000       1,127,000     520,000        1,895,000      85,000      1,810,000

Ottowa I,                 Oglesby,
L.P.                      Illinois                   403,000         403,000   1,501,000        1,998,000     165,000      1,833,000

                          Pontiac and
Preservation              Taylorville,
Partners I, L.P.          Illinois                   514,000         514,000   2,043,000        2,629,000     215,000      2,414,000

St. Susanne
Associates I,             Mt. Vernon,
L.P.                      Missouri                   255,000         255,000     660,000          991,000      24,000        967,000

**   Results of Cotton Mill Elderly Living Center were not audited in 2001 and thus have been excluded to aid in comparability. See
     Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------

Summer                    Camden,
Wood, Ltd.                Alabama                  1,237,000       1,237,000     850,000        2,116,000      98,000      2,018,000

Trenton
Village
Apartments,               Trenton,
L.P.                      Missouri                 1,018,000       1,018,000     711,000       2,123,000       69,000      2,054,000

United
Development
Co. 97.0,                 Memphis,
L.P.                      Tennessee                2,813,000       2,813,000    1,304,000       4,216,000           -      4,216,000

Wagner
Partnership               Wagner,
Associates I,             South
L.P.                      Dakota                     245,000         208,000      219,000         492,000           -        492,000

West Mobile
County
Housing,                  Theodore,
Ltd.                      Alabama                  1,858,000       1,858,000    1,367,000       3,228,000      87,000      3,141,000
                                               -------------    ------------ ------------   ------------- ----------- --------------
                                               $  15,159,000    $ 14,921,000 $ 13,622,000   $  28,612,000 $ 1,515,000 $   27,097,000
                                               =============    ============ ============   ============= =========== ==============

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                     -------------------------------------------------------------------------------
                                                          For the Year Ended December 31, 2000
                                     -------------------------------------------------------------------------------
                                                                            Year                 Estimated
                                                      Net Income         Investment              Completion
          Partnership Name            Rental Income     (Loss)            Acquired                 Date
--------------------------------------------------------------------------------------------------------------------
Boonville Associates I, L.P.               $        -       $        -        2000                  2001

Brighton Ridge Limited Partnership            213,000          (57,000)       1998                  1999

Cotton Mill Elderly Living Center,
L.P.                                               **                **       1999                  2000

Country Club Investors, L.P.                  537,000          (51,000)       1999                  1998

Desloge Associates I, L.P.                     90,000          (64,000)       1998                  1999

Kechel Towers, L.P.                            92,000         (118,000)       1998                  1999

Ottawa I, L.P.                                156,000          (53,000)       1999                  1999

Preservation Partners I, L.P.                 237,000          (84,000)       1999                  1999

St. Susanne Associates I, L.P.                 56,000          (12,000)       1999                  2000

Summer Wood Ltd.                               63,000          (91,000)       1999                  1999

Trenton Village Apartments,
L.P.                                          111,000          (15,000)       1998                  1999

United Development Co.
97.0, L.P.                                    416,000         (123,000)       1998                  1999

Wagner Partnership
99 Limited Partnership                          4,000           (1,000)       2000                  2001

West Mobile County Housing, Ltd.              102,000          (83,000)       1999                  2000
                                              -------         ---------

                                        $   2,077,000      $  (752,000)
                                        =============      ============

** Results of Cotton Mill Elderly Living Center were not audited in 2001 and thus have been excluded to aid in comparability. See Note 3 to the
     financial   statements   and  report  of   independent   certified   public
     accountants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:    July 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of
         WNC & Associates, Inc. (principal executive officer)

Date:    July 7, 2003

By:      /s/ Thomas J. Riha
         -------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:    July 7, 2003


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:    July 7, 2003

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:    July 7, 2003

                                 CERTIFICATIONS

     I,   Wilfred N. Cooper, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND VI, L.P., Series 6;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  July 7, 2003


     /s/  Wilfred N. Cooper, Jr.
     ---------------------------

     [Signature]

     Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

     I,   Thomas J. Riha, certify that:

     1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND VI, L.P., Series 6;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  July 7, 2003


     /s/  Thomas J. Riha
     -------------------

     [Signature]

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.