Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2003-09-03
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                  For The Quarterly Period Ended June 30, 2003




PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Item 1. Financial Statements

                  Balance Sheets
                    June 30, 2003 and March 31, 2003...........................3

                  Statements of Operations
                    For the Three Months Ended June 30, 2003 and 2002..........4

                  Statement of Partners' Equity (Deficit)
                    For the Three Months Ended June 30, 2003...................5

                  Statements of Cash Flows
                    For the Three Months Ended June 30, 2003 and 2002..........6

                  Notes to Financial Statements ...............................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..17

         Item 4.  Controls and Procedures.....................................17

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................17

         Signatures ..........................................................18

         Certifications.......................................................19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                      June 30, 2003                March 31, 2003
                                                                --------------------------      --------------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                     $                  716,377      $            722,715
Investments in limited partnerships, net (Note 2)                             13,546,152                13,763,028
Other assets                                                                       7,436                     7,436
                                                                --------------------------      --------------------

                                                              $               14,269,965      $         14,493,179
                                                                ==========================      ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 4)                    $                  246,175      $            246,175
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                        55,343                    42,903
                                                                --------------------------      --------------------

     Total liabilities                                                           301,518                   289,078
                                                                --------------------------      --------------------

Commitment and contingencies

Partners' equity (deficit):
  General partner                                                                (64,794)                  (62,437)
  Limited partners (25,000 units authorized,
   20,500 units issued and outstanding)                                       14,033,241                14,266,538
                                                                --------------------------      --------------------

Total partners' equity                                                        13,968,447                14,204,101
                                                                --------------------------      --------------------

                                                              $               14,269,965      $         14,493,179
                                                                ==========================      ====================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                             2003                             2002
                                                    ---------------------------------------------------------
                                                             Three                            Three
                                                            Months                           Months
                                                    ------------------------         ------------------------

         Interest income                          $                  1,341         $                  3,679
                                                    ------------------------         ------------------------

         Operating expenses:
           Amortization (Note 2)                                    12,887                           12,887
           Asset management fees (Note 3)                           15,973                           14,952
           Legal and accounting fees                                 3,570                            3,675
           Other                                                     2,898                            4,890
                                                    ------------------------         ------------------------

             Total operating expenses                               35,328                           36,404
                                                    ------------------------         ------------------------

         Loss from operations                                      (33,987)                         (32,725)

         Equity in losses of
          limited partnerships (Note 2)                           (201,667)                        (265,230)
                                                    ------------------------         ------------------------

         Net loss                                 $               (235,654)        $               (297,955)
                                                    ========================         ========================

         Net loss allocated to:
           General Partner                        $                 (2,357)        $                 (2,980)
                                                    ========================         ========================

           Limited Partners                       $               (233,297)        $               (294,975)
                                                    ========================         ========================

         Net loss per weighted limited
           partner unit                           $                    (11)        $                    (14)
                                                    ========================         ========================

         Outstanding weighted limited
           partner units                                            20,500                           20,500
                                                    ========================         ========================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)





                                                         General          Limited
                                                         Partner          Partners              Total
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at March 31, 2003         $    (62,437)   $    14,266,538     $     14,204,101

Net loss                                                   (2,357)          (233,297)            (235,654)
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at June 30, 2003          $    (64,794)   $    14,033,241     $     13,968,447
                                                       ============    ===============     ================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                                         2003                            2002
                                                                  --------------------            -------------------
Cash flows from operating activities:
  Net loss                                                      $           (235,654)          $           (297,955)
Adjustments to reconcile net loss to
  cash used in operating activities:
  Amortization                                                                12,887                         12,887
  Equity in losses of limited partnerships                                   201,667                        265,230
  Accrued fees and expenses due to
    General Partner and affiliates                                            12,440                         (6,800)
                                                                                                  -------------------
                                                                  --------------------

 Net cash used in operating activities                                        (8,660)                       (26,638)
                                                                  --------------------            -------------------

Cash flows from investing activities:
   Loans receivable                                                                -                         50,000
   Distributions received                                                      2,322                              -
                                                                  --------------------            -------------------

 Net cash provided by investing activities                                     2,322                         50,000
                                                                  --------------------            -------------------

Net increase (decrease) in cash and cash equivalents                          (6,338)                        23,362

Cash and cash equivalents, beginning of period                               722,715                        751,327
                                                                  --------------------            -------------------

Cash and cash equivalents, end of period                        $            716,377           $            774,689
                                                                  ====================            ===================


Supplemental Disclosure of
  Cash Flow Information

Taxes Paid                                                      $                  -           $                800
                                                                  ====================            ===================







                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2003 and March 31, 2003, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and amortized over 30 years (see Note 2).

Equity in losses from Local Limited Partnerships for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership based on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are accelerated to the extent of losses available.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,761 as of June 30, 2003 and March 31, 2003.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

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

Concentration of Credit Risk
----------------------------

At June 30, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Partnership's financial position or results of operations.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership had acquired Limited Partnership interests in fifteen Local Limited Partnerships each of which owns one Housing Complex, except for one Local Limited Partnership which owns nine Housing Complexes, consisting of an aggregate of 559 apartment units. The respective general partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of August 12, 2003, the Partnership had not obtained audited financial statements for one of its investments, Cotton Mill Elderly Living Center, L.P. ("Cotton Mill"), as of and for the years ended December 31, 2002 and 2001. As a result, the Partnership has not included the financial information of Cotton Mill in the combined condensed statement of operations presented herein. The Partnership's net investment in Cotton Mill totaled $703,000 (unaudited) at June 30, 2003. The Partnership's estimate of its interest in the results of operations of Cotton Mill totaled $(15,000) (unaudited) for the period ended June 30, 2003.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

Following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                                   For the Three Months
                                                                          Ended                  For the Year Ended
                                                                      June 30, 2003                March 31, 2003
                                                                  -----------------------       ---------------------

      Investments per balance sheet, beginning of period        $            13,763,028       $          14,585,268
      Equity in losses of limited partnerships                                 (201,667)                   (770,692)
      Amortization of capitalized acquisition fees and costs                    (12,887)                    (51,548)
      Distributions received from limited partnerships                           (2,322)                          -
                                                                  -----------------------       ---------------------

      Investments in  limited partnerships, end of period       $            13,546,152       $          13,763,028
                                                                  =======================       =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)




NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                           2003                         2002
                                                                  -----------------------       ---------------------

      Revenues                                                  $               672,000       $             596,000
                                                                  -----------------------       ---------------------
      Expenses:
        Interest expense                                                        152,000                     152,000
        Depreciation and amortization                                           296,000                     271,000
        Operating expenses                                                      416,000                     393,000
                                                                  -----------------------       ---------------------
      Total expenses                                                            864,000                     816,000
                                                                  -----------------------       ---------------------

      Net loss                                                  $              (192,000)      $            (220,000)
                                                                  =======================       =====================
      Net loss allocable to the Partnership,
        before equity in losses of Cotton Mill                  $              (187,000)      $            (215,000)
                                                                  =======================       =====================
      Net loss recorded by the Partnership,
        before equity in losses of Cotton Mill                  $              (187,000)      $            (215,000)

      Net loss of Cotton Mill recorded
        by the Partnership (unaudited)                                          (15,000)                    (50,000)
                                                                  -----------------------       ---------------------

      Net loss recorded by the Partnership                      $              (202,000)      $            (265,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)




NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     (a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs were $205,669 and $193,710 as of June 30, 2003 and March 31, 2003, respectively.

     (b) Acquisition costs of 1.5% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred acquisition costs of $111,334. Accumulated amortization was $15,740 and $14,812 as of June 30, 2003 and March 31, 2003, respectively.

     (c) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $15,973 and $14,952 were incurred during the three months ended June 30, 2003 and 2001, respectively, of which $10,000 and $26,992 were paid during the three months ended June 30, 2003 and 2002, respectively.

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

Accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                      June 30, 2003             March 31, 2003
                                                                   ---------------------     ---------------------

     Asset management fees payable                               $              38,968     $               32,995
     Reimbursement for expenses paid by the General Partner
      or an affiliate                                                           16,375                      9,908
                                                                   ---------------------     ---------------------

      Total                                                      $              55,343     $               42,903
                                                                   =====================     =====================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts, which are due at various times based on conditions specified in the limited partnership agreements. These contributions are payable in installments and are due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2003 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $716,000 in cash, net investments in fifteen Local Limited Partnerships of $13,546,000 and $7,000 in other assets. Liabilities at June 30, 2003 primarily consisted of $246,000 of capital contributions due to Local Limited Partnerships and $55,000 of accrued fees and advances due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(236,000), reflecting a decrease of approximately $62,000 from the net loss of $(298,000) for the three months ended June 30, 2002. The decrease in net loss was primarily due to equity in losses of limited partnerships which decreased by $63,000 to $(202,000) for the three months ended June 30, 2003 from $(265,000)
for the three months ended June 30, 2002. The decrease in equity in losses of limited partnerships was offset by loss from operations which increased by $(1,000) to $(34,000) for the three months ended June 30, 2003 from $(33,000)
for the three months ended June 30, 2002 due to a decrease in total income of approximately $2,000, an increase in management fees of $1,000 and a decrease in other expenses of $(2,000).

Cash Flows

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Net decrease in cash during the three months ended June 30, 2003 was $(7,000) compared to net cash increase for the three months ended June 30, 2002 of $23,000, reflecting a net increase in cash used of approximately $30,000. The increase is primarily due to a decrease in cash provided by net investing activities of approximately $48,000 from $50,000 for the three months ended June 30, 2002 to $2,000 for the three months ended June 30, 2003 due to the receipt of proceeds on a note receivable in 2002. This was offset by a decrease of approximately $(18,000) in net cash used in operating activities from $(27,000) for the three months ended June 30, 2002, to $(9,000) for the three months ended June 30, 2003, substantially due to the payment of outstanding management fees.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all future cash requirements.

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

          NOT APPLICABLE

Item 4.   Controls and Procedures

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


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Reports on Form 8-K.
          --------------------

1.        NONE

(b)       Exhibits.
          ---------

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:   WNC & Associates, Inc.        General Partner of the Registrant




By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  August 11, 2003




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  August 11, 2003

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

          Date:  August 11, 2003



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

          Date:  August 11, 2003



          /s/ Thomas J. Riha
          -------------------


          Vice-President and Chief Financial Officer of WNC & Associates, Inc.