Form 10-K/A
period 2003-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2004-10-07
CIK 1037156

FORM 10-K/A

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



                     17782 Sky Park Circle, Irvine, CA 92614

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
Yes               No    X     .
--------          ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No    X     .
--------          ----------

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

                                      NONE

                                EXPLANATORY NOTE


WNC Housing Tax Credit Fund VI, L.P., Series 6 is filing this amendment to its Annual Report on Form 10-K for the period ended March 31, 2003 to restate its financial statements as of March 31, 2003 and for the year then ended (included in Item 8 of the Form 10-K). As discussed below, the Partnership has invested in Local Limited Partnerships. The Partnership was unable to obtain audited financial statements for one of the Local Limited Partnerships at the original filing date of the Form 10-K, July 9, 2003. Those audited financial statements have been obtained, and the restatement reflects the changes in amounts and interest in results of operations from that previously estimated by the Partnership. Additionally, as a result of management's assessment of the carrying value of the investment in Local Limited Partnerships, the Partnership reduced the carrying value of one of its investments in a Local Limited Partnership.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The Partnership may be unable to timely provide financial reports to the investors, which would adversely affect the Limited Partners' ability to monitor the Partnership's financial condition and the results of its operations.

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

Local Limited Partnership Matters

The Partnership, as a limited partner or limited liability company member in each Local Limited Partnership, may be unable to affect the selection or monitor the progress of the auditors of a Local Limited Partnership. The partnership agreement or operating agreement of each Local Limited Partnership includes disincentives for the failure of the Local Limited Partnership to timely deliver audited financial statements to the Partnership. However, there can be no absolute assurance that the Partnership will be able to timely obtain audited financial statements from each Local Limited Partnership. In such a case, the Partnership might estimate its interest in the results of the operations of the Local Limited Partnership. For the Partnership fiscal years ended March 31, 2003 and 2002, the Partnership was unable to obtain audited financial statements from one of its Local Limited Partnerships, Cotton Mill Elderly Living Center L.P. ("Cotton Mill"), as of and for the Cotton Mill fiscal years ended December 31, 2002 and 2001. Subsequent to the filing date of the Partnership's original Form 10-K for the period ended March 31, 2003, the Partnership obtained the audited financial statements of Cotton Mill for the Cotton Mill fiscal years ended December 31, 2002 and 2001. Additionally, as a result of the Partnership's assessment of the carrying value of the investment in Kechel Towers, L.P., the Partnership reduced the carrying value of its investments in that Local Limited Partnership. As a result, the Partnership has restated its financial statements for the year ended March 31, 2003 to reflect the differences in the Partnership's estimated interest in the results of the operations in Cotton Mill, and the Partnership's actual interest in Cotton Mill based on the audited financial statements of Cotton Mill for the Cotton Mill fiscal year ended December 31, 2002 and to record an impairment in the investment in Kechel Towers, L.P. The Partnership has not restated its financial statements for the year ended March 31, 2002; the differences in the Partnership's estimated interest in the results of the operations in Cotton Mill, and the Partnership's actual interest in Cotton Mill based on the audited financial statements of Cotton Mill for the Cotton Mill fiscal year ended December 31, 2001 were deemed by the Partnership not to be material to the financial statements of the Partnership for the year ended March 31, 2002.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates and for the periods indicated:

                                                        ----------------------------  ----------------------------------------------
                                                           As of March 31, 2003                   As of December 31, 2002
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's     Amount of                     Original      Encumbrances
                                                         Total Investment   Investment                  Estimated Low     of Local
   Local Limited                       General Partner   in Local Limited   Paid to    Number          Income Housing     Limited
  Partnership Name        Location       Name               Partnership      Date    of Units  Occupancy   Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          (Restated)
Boonville                 Boonville,     Central Missouri
Associates I,             Missouri       Counties'
L.P.                                     Human Development
                                         Corporation          $ 2,195,000   $ 2,195,000    48     100%    $  3,027,000     $ 785,000

Brighton                  Edgefield,     The Piedmont
Ridge                     South          Foundation of
Apartments,               Carolina       South Carolina,
L.P.                                     Inc.                     926,000       926,000    44     100%       1,302,000       969,000

Cotton                    Rock           Elderly Living
Mill                      Island,        Development,
Elderly                   Illinois       Inc. and Quad Cities
Living                                   Redevelopment
Center, L.P.                             Resources, Inc.        1,040,000     1,040,000    31      90%       1,445,000       768,000

Country Club              Richmond,      Mark-Dana
Investors, L.P.           Virginia       Corporation              305,000       305,000    97      92%         359,000     2,714,000

Desloge Associates        Desloge,       East Missouri Action
I, L.P.                   Missouri       Agency, Inc.           1,059,000     1,059,000    32      94%       1,629,000       592,000

Kechel                    Logansport,    Compass Square
Towers,                   Indiana        Development
L.P.                                     Corporation            1,348,000     1,191,000    23     100%       1,258,000       259,000

Ottawa I,                 Oglesby,       Michael K.
L.P.                      Illinois       Moore                    403,000       403,000    32      91%         592,000     1,481,000

Preservation
Partners I,               Pontiac and    Michael K. Moore and
L.P.                      Taylorville,   Affordable Housing
                          Illinois       Development Fund, Inc.   514,000       514,000    60      93%         756,000     2,013,000

St. Susanne               Mt. Vernon,    Southwind
Associates                Missouri       Community
I, L.P.                                  Development              255,000       255,000    16     100%         337,000       654,000

Summer Wood               Camden,        ACHR Housing
Ltd.                      Alabama        Corporation            1,237,000     1,237,000    32      94%       1,707,000       947,000

                                                      ----------------------------  ----------------------------------------------
                                                           As of March 31, 2003                   As of December 31, 2002
                                                        ----------------------------  ----------------------------------------------
                                                          Partnership's     Amount of                     Original      Encumbrances
                                                         Total Investment   Investment                  Estimated Low     of Local
   Local Limited                       General Partner   in Local Limited   Paid to    Number          Income Housing     Limited
  Partnership Name        Location       Name               Partnership      Date    of Units  Occupancy   Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Trenton Village           Trenton,       MBL Development,
Apartments, L.P.          Missouri       Co.                    1,018,000     1,018,000    32      94%       1,497,000       681,000

United                    Memphis,       Harold E.
Development Co.,          Tennessee      Buehler, Sr. and
L.P. - 97.0.                             JoEllen Buehler        2,813,000     2,813,000    60      98%       4,107,000     1,280,000

Wagner                    Wagner,        Lutheran Social
Partnership               South          Services of South
99 Limited                Dakota         Dakota and
Partnership                              Weinburg
                                         Investments, Inc.        245,000       208,000    26      92%         334,000       779,000

West Liberty              West           Joe B. Curd,
Family                    Liberty,       Jr.and Janie
Apartments, Ltd.          Kentucky       Sheets Curd              351,000       298,000    20     100%         474,000     1,211,000

West Mobile               Theodore,      Apartment
County                    Alabama        Developers,
Housing,                                 Inc. and
Ltd.                                     Thomas H. Cooksey      1,858,000     1,858,000    55      95%       2,543,000     1,359,000
                                                             ------------   -----------   ---      ---    ------------  ------------

                                                             $ 15,567,000   $15,320,000   608      96%    $ 21,367,000  $ 16,492,000
                                                             ============   ===========   ===      ===    ============  ============


                             ---------------------------------------   ----------------------------------------------
                                       For the year ended
                                       December 31, 2002                        Low Income Housing Credits
--------------------------------------------------------------------   ----------------------------------------------
                                                                          Credits Allocated      Year to be First
      Partnership Name        Rental Income     Net Income/(loss)          to Partnership            Available
--------------------------------------------------------------------   ----------------------------------------------
                                (Restated)         (Restated)
Boonville Associates I, L.P.        $ 163,000            $ (98,000)                     99.97%                  2001

Brighton Ridge Apartments
L.P.                                  242,000              (41,000)                     98.99%                  1999

Cotton Mill Elderly Living
Center, L.P.                          138,000              (92,000)                     99.98%                  2000

Country Club Investors, L.P.          560,000              (48,000)                     66.99%                  1999

Desloge Associates I, L.P.             93,000              (54,000)                     99.89%                  1999

Kechel Towers, L.P.                    96,000              (67,000)                     99.98%                  1999

Ottawa I, L.P.                        143,000              (67,000)                     99.98%                  1999

Preservation Partners I,
L.P.                                  271,000              (72,000)                     99.98%                  1999

St. Susanne Associates I,
L.P.                                   69,000              (17,000)                     99.98%                  2000

Summer Wood Ltd.                       77,000              (76,000)                     99.98%                  1999

Trenton Village Apartments,
L.P.                                  111,000              (16,000)                     99.98%                  1999

United Development Co. L.P.
97.0, L.P.                            471,000              (79,000)                     99.98%                  1999

Wagner Partnership
99 Limited Partnership                 95,000              (22,000)                     99.98%                  2001

West Liberty Family
Apartments, Ltd.                        3,000               (6,000)                     99.98%                  2002

West Mobile County Housing,
Ltd.                                  209,000             (103,000)                     99.98%                  2000

                                   ----------          -------------
                                   $2,741,000          $  (858,000)
                                   ==========          =============

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

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

Item 5b.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                               March 31                                      December 31
                                      ------------------------------------------------------------   ----------------------------

                                         2003            2002            2001            2000           1999            1998
                                      ------------   -------------    ------------    ------------   ------------    ------------
                                      (Restated)
ASSETS
Cash and cash equivalents           $     722,715  $      751,327   $   1,152,887   $   4,501,538  $   2,690,665   $     372,505
Subscriptions receivable                        -               -               -               -        893,370       1,030,915
Investments in limited
   partnerships, net                   13,562,908      14,585,268      15,439,696      13,829,634      7,748,624       6,440,762
Loans receivable                                -          50,000          50,000         154,878              -               -
Other assets                                7,436           2,059             170          31,378      1,043,530          50,000
                                      ------------   -------------    ------------    ------------   ------------    ------------

                                    $  14,293,059  $   15,388,654   $  16,642,753   $  18,517,428  $  12,376,189   $   7,894,182
                                      ============   =============    ============    ============   ============    ============


                                                               March 31                                      December 31
                                      ------------------------------------------------------------   ----------------------------

                                         2003            2002            2001            2000           1999            1998
                                      ------------   -------------    ------------    ------------   ------------    ------------
                                      (Restated)
Payables to limited partnerships    $     246,175  $      246,185   $     238,129   $   1,252,287  $   2,137,275   $   1,734,427
Loan payable                                    -               -               -               -              -         113,269
Accrued fees and expenses due to
   general partner and affiliates          42,903          43,577          22,952          35,171        184,291         173,323

PARTNERS' EQUITY                       14,003,981      15,098,892      16,381,672      17,229,970     10,054,623       5,873,163
                                      ------------   -------------    ------------    ------------   ------------    ------------

                                    $  14,293,059  $   15,388,654   $  16,642,753   $  18,517,428  $  12,376,189   $   7,894,182
                                      ============   =============    ============    ============   ============    ============

Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                                                                  For the          For the
                                                                                                   three         period from
                                                                                                  months          August 20,
                                                   For the years ended                            ended            1998 to
                                                         March 31                                 March 31       December 31
                               -------------------------------------------------------------    -------------    -------------
                                  2003            2002            2001             2000             1999             1998
                               -----------    -------------    ------------     ------------    -------------    -------------
                               (Restated)
Net income(loss) from
operations  (Note 1)         $   (355,745) $      (146,542) $      (39,047)   $      97,572  $        (3,249)  $       (1,501)
Equity in income(loss) of
   limited partnerships          (739,166)      (1,136,238)       (813,901)        (520,281)          47,263           60,610
Other losses                            -                -               -          (85,727)               -                -
                               -----------    -------------    ------------     ------------    -------------    -------------
Net income (loss)            $ (1,094,911) $    (1,282,780) $     (852,948)   $    (508,436) $        44,014   $       59,109
                               ===========    =============    ============     ============    =============    =============

Net income (loss)
allocated to:

   General partner           $    (10,949) $       (12,828) $       (8,529)   $      (5,084) $           440   $          591
                               ===========    =============    ============     ============    =============    =============


   Limited partners          $ (1,083,962) $    (1,269,952) $     (844,419)   $    (503,352) $        43,574   $       58,518
                               ===========    =============    ============     ============    =============    =============

Net income (loss) per
   limited partner unit      $     (52.88) $        (61.95) $       (41.19)   $      (25.55) $          4.26   $        16.38
                               ===========    =============    ============     ============    =============    =============

Outstanding weighted
   limited partner units           20,500           20,500          20,500           19,697           10,218            3,573
                               ===========    =============    ============     ============    =============    =============

Note 1 - Loss from operations for the year ended March 31, 2003 includes a charge for impairment losses on investments in limited partnerships of $231,646. (See Note 2 to the audited financial statements.)


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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The Partnership may be unable to timely provide financial reports to the investors, which would adversely affect the Limited Partners' ability to monitor the Partnership's financial condition and the results of its operations.

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

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $723,000 in cash, aggregate investments in fifteen Local Limited Partnerships of $13,563,000 (restated) and other assets of $7,000. Liabilities at March 31, 2003 primarily consisted of $246,000 of estimated future capital contributions to the Local Limited Partnerships and $43,000 of accrued fees and advances due to the General Partner and affiliates.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The Partnerships net loss for the year ended March 31, 2003 was $(1,095,000), (restated) reflecting a decrease of $188,000 (restated) from the net loss experienced for the year ended March 31, 2002 of $(1,283,000). The decrease in net loss is due to a decrease in the equity in losses of limited partnerships which decreased by $397,000 (restated) due to an increase in occupancy as more of the Housing Complexes of the fifteen local limited partnerships achieved stabilized occupancy, offset by an increase in operating expense of $(199,000), (restated) which was primarily due to a $(232,000) increase in impairment loss. The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in one limited partnership. Along with a reduction in interest and reporting fee income of $10,000.

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

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The net decrease in cash during the year ended March 31, 2003 was $(29,000), compared to a net decrease in cash for the year ended March 31, 2002 of $(402,000). This change of $373,000 was primarily due to a decline in investing activities related to purchase of Limited Partnership interests of $335,000, a decline in distribution received from limited partnerships of $10,000 and the receipt of cash as a result of the repayment of a loan receivable in the amount of $50,000.

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

Other Matters

NONE


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

Impact of New Accounting Pronouncements, countinued

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May-15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May-15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NOT APPLICABLE

Item 8. Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented $11,908,523 of the total assets of the Partnership at March 31, 2003, and $821,916 of the Partnership's equity in losses of limited partnerships for the year ended March 31, 2003. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

The 2002 and 2001 financial statements were audited by other auditors, and their report thereon, dated June 4, 2003, stated that a significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports had been furnished to them. There opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, was based solely on the reports of the other auditors. Additionally, their report stated that the Partnership was unable to obtain audited financial statements for one of its investments, Cotton Mill Elderly Living Center, L.P. ("Cotton Mill"), as of and for the year ended December 31, 2001. The Partnership's investment in Cotton Mill totaled $770,000 (unaudited) as of March 31, 2002. The results of operations recorded by the Partnership with respect to its investment in Cotton Mill during the year ended March 31, 2002 totaled $(244,000) (unaudited). The report of the other auditor contained an audit scope limitation paragraph for the effects of such adjustments and disclosures, if any, as might have been determined to be necessary had an audit of the 2001 financial statements of Cotton Mill been obtained.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) as of March 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.






 /s/Reznick Fedder & Silverman

Bethesda, Maryland
April 21, 2004

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                                       March 31
                                                                           ----------------------------------
                                                                               2003                 2002
                                                                           --------------       -------------
                                                                            (Restated)
ASSETS

Cash and cash equivalents                                                $       722,715      $      751,327
Investments in limited partnerships, net (Notes 3 and 4)                      13,562,908          14,585,268
Loan receivable (Note 2)                                                               -              50,000
Other assets                                                                       7,436               2,059
                                                                           --------------       -------------

                                                                         $    14,293,059      $   15,388,654
                                                                           ==============       =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 6)                             $       246,175      $      246,185
   Accrued fees and advances due to General Partner and
     affiliate (Note 4)                                                           42,903              43,577
                                                                           --------------       -------------

     Total liabilities                                                           289,078             289,762
                                                                           --------------       -------------

Commitments and contingencies

Partners' equity (deficit)

   General partner                                                               (64,438)            (53,489)
   Limited partners (25,000 units authorized; 20,500 units
     issued and outstanding)                                                  14,068,419          15,152,381
                                                                           --------------       -------------

     Total partners' equity                                                   14,003,981          15,098,892
                                                                           --------------       -------------

                                                                         $    14,293,059      $   15,388,654
                                                                           ==============       =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                 For the Years Ended
                                                                       March 31
                                               ---------------------------------------------------------
                                                   2003                 2002                 2001
                                               --------------     -----------------     ----------------
                                                (Restated)

Interest income                              $        10,418    $           32,552    $         118,871
Reporting fee income                                  13,343                 1,250               13,885
                                               --------------     -----------------     ----------------

Total income                                          23,761                33,802              132,756
                                               --------------     -----------------     ----------------

Operating expenses:
   Amortization (Notes 3 and 4)                       51,548                51,548               51,548
   Management fees (Note 4)                           63,893                59,808               58,310
   Impairment on investment in Limited
     Partnership (Note 3)                            231,646                     -                    -
   Other                                              32,419                68,988               61,945
                                               --------------     -----------------     ----------------

     Total operating expenses                        379,506               180,344              171,803
                                               --------------     -----------------     ----------------

Loss from operations                                (355,745)             (146,542)             (39,047)

Other expenses and losses:
   Equity in losses of limited
     partnerships (Note 3)                          (739,166)           (1,136,238)            (813,901)
                                               --------------     -----------------     ----------------

Total other expenses and losses                     (739,166)           (1,136,238)            (813,901)
                                               --------------     -----------------     ----------------

Net loss                                     $    (1,094,911)   $       (1,282,780)   $        (852,948)
                                               ==============     =================     ================

Net loss allocated to:

   General partner                           $       (10,949)   $          (12,828)   $          (8,529)
                                               ==============     =================     ================

   Limited partners                          $    (1,083,962)   $       (1,269,952)   $        (844,419)
                                               ==============     =================     ================

Net loss per limited partner unit            $        (52.88)   $           (61.95)   $          (41.19)
                                               ==============     =================     ================

Outstanding weighted limited partner
   units                                              20,500                20,500               20,500
                                               ==============     =================     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For The Years Ended March 31, 2003, 2002 and 2001



                                                               General            Limited
                                                               Partner            Partners             Total
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $        (32,128) $      17,262,098    $     17,229,970

Collection of notes receivable                                           -              5,000               5,000

Offering expenses                                                       (4)              (346)               (350)

Net loss                                                            (8,529)          (844,419)           (852,948)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001                       (40,661)        16,422,333          16,381,672

Net loss                                                           (12,828)        (1,269,952)         (1,282,780)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002                       (53,489)        15,152,381          15,098,892

Net loss (Restated)                                                (10,949)        (1,083,962)         (1,094,911)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2003
(Restated)                                                $        (64,438) $      14,068,419    $     14,003,981
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                     For The Years Ended
                                                                          March 31
                                                      --------------------------------------------------

                                                           2003             2002               2001
                                                      ---------------    ------------      -------------
                                                        (Restated)
Cash flows from operating activities:
   Net loss                                         $     (1,094,911) $   (1,282,780)    $     (852,948)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Amortization                                             51,548          51,548             51,548
     Impairment loss on investment in Limited
       Partnership                                           231,646               -                  -
     Equity in losses of limited partnerships                739,166       1,136,238            813,901
     Change in other assets                                   (5,377)         (1,889)            31,208
     Change in accrued fees and expenses due to
       general partner and affiliates                           (674)         20,625             12,406
                                                      ---------------    ------------      -------------
Net cash (used in) provided by operating
   activities                                                (78,602)        (76,258)            56,115

Cash flows from investing activities:
   Investments in limited partnerships, net                      (10)       (335,137)        (3,487,688)
   Loans receivable, net                                      50,000               -            104,878
   Accrued and unpaid acquisition fees and
     advances due to affiliate of general partner                  -               -            (19,055)
   Distributions from limited partnerships                         -           9,835             (1,981)
                                                      ---------------    ------------      -------------

Net cash provided by (used in) investing                      49,990        (325,302)        (3,403,846)
activities

Cash flows from financing activities:
   Subscriptions receivable                                        -               -              5,000
   Offering expenses                                               -               -             (5,920)
                                                      ---------------    ------------      -------------

Net cash used in financing activities                              -               -               (920)

Net change in cash and cash equivalents                      (28,612)       (401,560)        (3,348,651)

Cash and cash equivalents, beginning of year                 751,327       1,152,887          4,501,538
                                                      ---------------    ------------      -------------

Cash and cash equivalents, end of year              $        722,715   $     751,327     $    1,152,887
                                                      ===============    ============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Interest paid                                    $              -   $      34,336     $       17,633
                                                      ===============    ============      =============

   Taxes paid                                       $            800   $         800     $          800
                                                      ===============    ============      =============

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

Risks and Uncertainties, continued
----------------------------------

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

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $231,646, during the year ended March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities," FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both. The provisions of FIN 46 were effective February 1, 2003 for all arrangements entered into after January 31, 2003. FIN 46 is effective in the second quarter of 2004 for those arrangements entered into prior to January 31, 2003. We are currently reviewing whether we have relationships with VIEs and, if so, whether we should consolidate them and disclose information about them as the primary beneficiary or disclose information about them as an interest holder. We may have to consolidate some of our equity investments in partnerships based on recent interpretations from accounting professionals. We currently record the amount of our investment in these partnerships as an asset on our balance sheet, recognize our share of partnership income or losses in our income statement, and disclose how we account for material types of these investments in our 2003 financial statements. However, we do not yet know the extent of the impact of consolidating the assets and liabilities of these partnerships on our balance sheet because of the complexities of applying FIN 46, the evolving interpretations from accounting professionals, and the nuances of each individual partnership.

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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2003, the Partnership had acquired Limited Partnership interests in fifteen Local Limited Partnerships, respectively, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 608 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships. The Partnership's investment in Local Limited Partnerships as reflected in the balance sheets at March 31, 2003 and 2002 are approximately $1,148,000 and $2,193,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements (see Note-6). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

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

Following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

                                                                     For The Years Ended
                                                                          March 31,
                                                    -------------------------------------------------------

                                                        2003                2002                 2001
                                                    -------------       --------------       --------------
                                                     (Restated)
Investments per balance sheet, beginning
   of period                                      $   14,585,268      $    15,439,696      $    13,829,634
Capital contributions paid, net                                -              298,125            2,403,096
Capital contributions to be paid                               -               52,605               36,689
Impairment loss on investment in Limited
   Partnership                                          (231,646)                   -                    -
Equity in losses of limited partnerships                (739,166)          (1,136,238)            (813,901)
Tax credit adjustments                                         -               (7,537)              33,745
Amortization of paid acquisition fees and
   costs                                                 (51,548)             (51,548)             (51,548)
Distributions received from limited
   partnerships                                                -               (9,835)               1,981
                                                    -------------       --------------       --------------

Investment per balance sheet, end of period       $   13,562,908      $    14,585,268      $    15,439,696
                                                    =============       ==============       ==============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial information from the individual financial statements of the Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (Combined condensed financial information for Cotton Mill has been excluded from the 2001 and 2000 presentations below):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                2002                  2001
                                                                           ----------------      ----------------
ASSETS                                                                       (Restated)

Buildings and improvements (net of accumulated depreciation
   for 2002 and 2001 of $3,988,000 and $2,815,000,
   respectively)                                                         $      30,692,000     $      28,712,000
Land                                                                             1,714,000             1,414,000
Construction in progress                                                                 -               170,000
Due from affiliates                                                                170,000               447,000
Other assets                                                                     1,391,000             1,312,000
                                                                           ----------------      ----------------


                                                                         $      33,967,000     $      32,055,000
                                                                           ================      ================

LIABILITIES AND PARTNERS' EQUITY

Mortgage and construction loans payable                                  $      16,492,000     $      14,816,000

Due to affiliates                                                                1,775,000             1,791,000

Other liabilities                                                                  471,000               463,000
                                                                           ----------------      ----------------

                                                                                18,738,000            17,070,000
                                                                           ----------------      ----------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 6                                  12,415,000            12,392,000
Other partners                                                                   2,814,000             2,593,000
                                                                           ----------------      ----------------


                                                                                15,229,000            14,985,000
                                                                           ----------------      ----------------

                                                                         $      33,967,000     $      32,055,000
                                                                           ================      ================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                           2002                 2001                  2000
                                                     -----------------    -----------------    -------------------
                                                        (Restated)

Revenues                                           $        2,835,000   $        2,385,000   $          2,131,000
                                                     -----------------    -----------------    -------------------

Expenses:
    Operating expenses                                      1,768,000            1,569,000              1,300,000
    Interest expense                                          674,000              610,000                602,000
    Depreciation and amortization                           1,251,000            1,086,000                981,000
                                                     -----------------    -----------------    -------------------

Total expenses                                              3,693,000            3,265,000              2,883,000
                                                     -----------------    -----------------    -------------------

Net loss                                           $         (858,000) $          (880,000) $            (752,000)
                                                     =================    =================    ===================

Net loss allocable to the Partnership, before
   equity in losses of Cotton Mill                 $         (840,000) $          (862,000) $            (734,000)
                                                     =================    =================    ===================

Net loss recorded by the Partnership, before
   equity in income (losses) of Cotton Mill
   (for 2001 and 2000)                             $                -   $         (892,000) $            (789,000)

Net loss of Cotton Mill recorded by the
   Partnership (unaudited) (for 2001 and 2000)                      -             (244,000)               (25,000)
                                                     -----------------    -----------------    -------------------

Net loss recorded by the Partnership               $         (739,000) $        (1,136,000) $            (814,000)
                                                     =================    =================    ===================

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


NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                           June 30           September 30       December 31           March 31
                                        ---------------     ---------------    ---------------     ---------------
                                                                                                     (Restated)
               2003
               ----

Income                                $          3,000    $          3,000   $          2,000    $         16,000

Operating expenses                             (36,000)            (38,000)           (37,000)           (269,000)

Equity in losses of limited
     partnerships                             (265,000)           (265,000)          (176,000)            (33,000)

Net loss                                      (298,000)           (300,000)          (211,000)           (286,000)

Net loss available to limited
     partners                                 (295,000)           (297,000)          (209,000)           (283,000)

Net loss per limited partnership
     unit                                          (14)                (15)               (10)                (14)

               2002
               ----

Income                                $         15,000    $          5,000   $          9,000    $          4,000

Operating expenses                             (51,000)            (42,000)           (36,000)            (51,000)

Equity in losses of limited
     partnerships                             (190,000)           (189,000)          (281,000)           (476,000)

Net loss                                      (226,000)           (226,000)          (308,000)           (523,000)

Net loss available to limited
     partners                                 (224,000)           (223,000)          (306,000)           (517,000)

Net loss per limited partnership
     unit                                          (11)                (11)               (15)                (25)


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

NOTE 7- INCOME TAXES
--------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 8 - RESTATEMENT
--------------------

The Partnership, as a limited partner or limited liability company member in each Local Limited Partnership, may be unable to affect the selection or monitor the progress of the auditors of a Local Limited Partnership. The partnership agreement or operating agreement of each Local Limited Partnership includes disincentives for the failure of the Local Limited Partnership to timely deliver audited financial statements to the Partnership. However, there can be no absolute assurance that the Partnership will be able to timely obtain audited financial statements from each Local Limited Partnership. In such a case, the Partnership might estimate its interest in the results of the operations of the Local Limited Partnership. For the Partnership fiscal years ended March 31, 2003 and 2002, the Partnership was unable to obtain audited financial statements from one of its Local Limited Partnerships, Cotton Mill Elderly Living Center L.P.
("Cotton Mill"), as of and for the Cotton Mill fiscal years ended December 31, 2002 and 2001. Subsequent to the filing date of the Partnership's original Form
10-K for the period ended March 31, 2003, the Partnership obtained the audited financial statements of Cotton Mill for the Cotton Mill fiscal years ended
December 31, 2002 and 2001. Additionally, as a result of the Partnership's assessment of the carrying value of the investment in Kechel Towers, L.P., the Partnership reduced the carrying value of its investments in that Local Limited
Partnership by $231,646. As a result, the Partnership has restated its financial statements for the year ended March 31, 2003 to reflect the differences in the Partnership's estimated interest in the results of the operations in Cotton
Mill, and the Partnership's actual interest in Cotton Mill based on the audited financial statements of Cotton Mill for the Cotton Mill fiscal year ended
December 31, 2002. The Partnership has not restated its financial statements for the year ended March 31, 2002; the differences in the Partnership's estimated interest in the results of the operations in Cotton Mill, and the Partnership's actual interest in Cotton Mill based on the audited financial statements of Cotton Mill for the Cotton Mill fiscal year ended December 31, 2001 were deemed by the Partnership not to be material to the financial statements of the Partnership for the year ended March 31, 2002.

The following table shows the effect of the restatement on the Balance Sheet as previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ---------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------
     Investment in limited partnerships, net                      $         13,562,908        $      13,763,028
     Total assets                                                           14,293,059               14,493,179
     Partners' equity (deficit)
         General parnter                                                       (64,438)                 (62,437)
         Limited partners                                                   14,068,419               14,266,538
     Total partners' equity                                                 14,003,981               14,204,101

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 8 - RESTATEMENT, continued
-------------------------------

The following table shows the effect of the restatement on the Statement of Operations as previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ----------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------
     Equity in losses of limited partnerships                     $          (739,166)       $        (770,692)
     Net loss                                                              (1,094,911)                (894,791)
     Net loss allocated to:
         General partner                                                      (10,949)                  (8,948)
         Limited partners                                                  (1,083,962)                (885,843)

     Net loss per limited partner unit                                         (52.88)                  (43.21)



The  following  table shows the effect of the  restatement  on the  Statement  of  Partners'  Equity  (Deficit)  as
previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ---------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  -------------------        ------------------
     General Partner
         Partners' equity (deficit) at March 31, 2002             $         (53,489)          $       (53,489)
         Net loss                                                           (10,949)                   (8,948)
                                                                     ----------------            --------------
         Partners' equity (deficit)at March 31, 2003                        (64,438)                  (62,437)


     Limited Partners
         Partners' equity (deficit) at March 31, 2002                    15,152,381                15,152,381
         Net loss                                                        (1,083,962)                 (885,843)
                                                                     ----------------            --------------
         Partners' equity (deficit)at March 31, 2003                     14,068,419                14,266,538


     Total
         Partners' equity (deficit) at March 31, 2002                    15,098,892                15,098,892
         Net loss                                                        (1,094,911)                 (894,791)
                                                                     ----------------            --------------
         Partners' equity (deficit)at March 31, 2003                     14,003,981                14,204,101

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For The Years Ended March 31, 2003, 2002 and 2001



NOTE 8 - RESTATEMENT, continued
-------------------------------

The following table shows the effect of the restatement on the Statement of Cash Flows as previously reported:

                                                                           Year Ending March 31, 2003
                                                                  ----------------------------------------------
                                                                                               As Previously
                                                                      As Restated                 Reported
                                                                  ---------------------      -------------------
     Cash flows from operating activities:
         Net loss                                                 $        (1,094,911)        $       (894,791)
         Adjustments to reconcile net loss to net cash
            (used in) provided by operating activities:
            Impairment loss on investment in Limited
              Partnership                                                     231,646                        -
            Equity in losses of limited partnerships                         (739,166)                (770,692)


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

(d) Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Credits, which approximated $21,000, $0 and $0 for the General Partner for the years ended March 31, 2003, 2002 and 2001,respectivley. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2003, 2002 and 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans
     ------------------------------------------------------------------

     Inapplicable

(b)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

     No person is known to own beneficially in excess of 5% of the outstanding units.

(c)  Security Ownership of Management
     --------------------------------

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

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(d)       Financial statement schedules follow as set forth in subsection (a)(2)
          ----------------------------------------------------------------------
          hereof.
          -------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6

The audit referred to in our report dated April 21, 2004 relating to the 2003 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule "Real Estate Owned by Local Limited Partnerships March 31, 2003." This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

The 2002 financial statements were audited by other auditors, whose audit included the audit of the accompanying financial statement schedules for 2002 contained in Item 8 of this Form 10-K. Their report thereon, dated June 4, 2003, contained an audit scope limitation paragraph describing the inability of the Partnership to obtain audited financial statements of one Local Limited Partnership.

In our opinion, based on our audit and the reports of the other auditors, such financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.




 /s/Reznick Fedder & Silverman

Bethesda, Maryland
April 21, 2004

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
                                                ------------------------------------------------------------------------------------
                                                 Total Original                 Encumbrances
                                                 Total Investment   Amount of   of Local
                                                 in Local Limited  Investment   Limited         Property and  Accumulated   Net Book
      Partnership Name          Location         Partnerships        to Date    Partnerships    Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Restated)      (Restated)   (Restated)   (Restated)
Boonville                       Boonville,
Associates I, L.P.              Missouri      $   2,195,000   $  2,195,000     $ 785,000     $ 3,916,000    $  203,000   $ 3,713,000

Brighton Ridge                  Edgefield,
Limited Partnership             South Carolina      926,000        926,000       969,000       2,383,000       310,000     2,073,000

Cotton Mill Elderly             Rock Island,
Living Center, L.P.             Illinois          1,040,000      1,040,000       768,000       2,114,000       137,000     1,977,000

Country Club                    Richmond,
Investors, L.P.                 Virginia            305,000        305,000     2,714,000       3,741,000       744,000     2,997,000

Desloge Associates              Desloge,
I, L.P.                         Missouri          1,059,000      1,059,000       592,000       2,072,000       262,000     1,810,000

Kechel                          Logansport,
Towers, L.P.                    Indiana           1,348,000      1,191,000       259,000       1,895,000       219,000     1,676,000

Ottowa I,                       Oglesby,
L.P.                            Illinois            403,000        403,000     1,481,000       2,036,000       338,000     1,698,000

Preservation                    Pontiac and
Partners I,                     Taylorville,
L.P.                            Illinois            514,000        514,000     2,013,000       2,689,000       448,000     2,241,000

St. Susanne                     Mt. Vernon,
Associates I, L.P.              Missouri            255,000        255,000       654,000         996,000        70,000       926,000

Summer Wood,                    Camden,
Ltd.                            Alabama           1,237,000      1,237,000       947,000       2,117,000       257,000     1,860,000


Trenton Village                 Trenton,
Apartments, L.P.                Missouri          1,018,000      1,018,000       681,000       2,122,000       172,000     1,950,000


WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2003                          As of December 31, 2002
                                                ------------------------------------------------------------------------------------
                                                 Total Original                 Encumbrances
                                                 Total Investment   Amount of   of Local
                                                 in Local Limited  Investment   Limited         Property and  Accumulated   Net Book
      Partnership Name          Location         Partnerships        to Date    Partnerships    Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Restated)      (Restated)   (Restated)   (Restated)
United Development              Memphis,
Co. 97.0, L.P.                  Tennessee         2,813,000      2,813,000     1,280,000       4,448,000       563,000     3,885,000

Wagner Partnership              Wagner,
Associates I, L.P.              South Dakota        245,000        208,000       779,000       1,281,000        50,000     1,231,000

West Liberty Family             West Liberty,
Apartments, Ltd.                Kentucky            351,000        298,000     1,211,000       1,491,000         7,000     1,484,000

West Mobile County              Theodore,
Housing, Ltd.                   Alabama           1,858,000      1,858,000     1,359,000       3,230,000       345,000     2,885,000
                                              -------------  ------------- -------------   -------------  ------------ -------------
                                              $  15,567,000  $  15,320,000 $  16,492,000   $  36,531,000  $  4,125,000 $  32,406,000
                                              =============  ============= =============   =============  ============ =============

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                     -------------------------------------------------------------------------------
                                                          For the Year Ended December 31, 2002
                                     -------------------------------------------------------------------------------
                                                                               Year
                                                                             Investment     Estimated Completion
          Partnership Name            Rental Income          Net Loss         Acquired              Date
--------------------------------------------------------------------------------------------------------------------
                                        (Restated)       (Restated)
Boonville Associates I, L.P.             $    163,000      $   (98,000)       2000                  2001

Brighton Ridge Limited Partnership            242,000          (41,000)       1998                  1999

Cotton Mill Elderly Living Center,
L.P.                                          138,000          (92,000)       1999                  2000

Country Club Investors, L.P.                  560,000          (48,000)       1999                  1998

Desloge Associates I, L.P.                     93,000          (54,000)       1998                  1999

Kechel Towers, L.P.                            96,000          (67,000)       1998                  1999

Ottawa I, L.P.                                143,000          (67,000)       1999                  1999

Preservation Partners I, L.P.                 271,000          (72,000)       1999                  1999

St. Susanne Associates I, L.P.                 69,000          (17,000)       1999                  2000

Summer Wood Ltd.                               77,000          (76,000)       1999                  1999

Trenton Village Apartments,
L.P.                                          111,000          (16,000)       1998                  1999

United Development Co.
97.0, L.P.                                    471,000          (79,000)       1998                  1999

Wagner Partnership
99 Limited Partnership                         95,000          (22,000)       2000                  2001

West Liberty Family Apartments, Ltd.            3,000           (6,000)       2001                  2002

West Mobile County Housing, Ltd.              209,000         (103,000)       1999                  2000
                                         ------------      ------------
                                         $  2,741,000      $  (858,000)
                                         ============      ============

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
                                                ------------------------------------------------------------------------------------
                                                 Total Original                 Encumbrances
                                                 Total Investment   Amount of   of Local
                                                 in Local Limited  Investment   Limited         Property and  Accumulated   Net Book
      Partnership Name          Location         Partnerships        to Date    Partnerships    Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Boonville                       Boonville,
Associates I, L.P.              Missouri      $   2,195,000   $  2,195,000   $   808,000     $ 3,881,000    $   49,000   $ 3,832,000

Brighton Ridge                  Edgefield,
Limited Partnership             South Carolina      926,000        926,000     1,012,000       2,378,000       234,000     2,144,000

Cotton Mill Elderly             Rock Island,
Living Center, L.P.             Illinois          1,040,000      1,040,000             *               *             *             *

Country Club                    Richmond,
Investors, L.P.                 Virginia            305,000        305,000     2,747,000       3,727,000       625,000     3,102,000

Desloge Associates              Desloge,
I, L.P.                         Missouri          1,059,000      1,059,000       604,000       2,071,000       185,000     1,886,000

Kechel                          Logansport,
Towers, L.P.                    Indiana           1,348,000      1,191,000       517,000       1,895,000       152,000     1,743,000

Ottowa I,                       Oglesby,
L.P.                            Illinois            403,000        403,000     1,491,000       2,021,000       251,000     1,770,000

Preservation                    Pontiac and
Partners I,                     Taylorville,
L.P.                            Illinois            514,000        514,000     2,028,000       2,657,000       331,000     2,326,000

St. Susanne                     Mt. Vernon,
Associates I, L.P.              Missouri            255,000        255,000       657,000         996,000        43,000       953,000

Summer Wood,                    Camden,
Ltd.                            Alabama           1,237,000      1,237,000       849,000       2,116,000       179,000     1,937,000

* Results Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2002                          As of December 31, 2001
                                                ------------------------------------------------------------------------------------
                                                 Total Original                 Encumbrances
                                                 Total Investment   Amount of   of Local
                                                 in Local Limited  Investment   Limited         Property and  Accumulated   Net Book
      Partnership Name          Location         Partnerships        to Date    Partnerships    Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Trenton Village                 Trenton,
Apartments, L.P.                Missouri          1,018,000      1,018,000       696,000       2,123,000       121,000     2,002,000

United Development              Memphis,
Co. 97.0, L.P.                  Tennessee         2,813,000      2,813,000     1,291,000       4,448,000       400,000     4,048,000

Wagner Partnership              Wagner,
Associates I, L.P.              South Dakota        245,000        208,000       759,000       1,280,000        18,000     1,262,000

West Liberty Family             West Liberty,
Apartments, Ltd.                Kentucky            351,000        298,000            (1)        290,000            (1)      290,000

West Mobile County              Theodore,
Housing, Ltd.                   Alabama           1,858,000      1,858,000     1,357,000       3,228,000       227,000     3,001,000
                                              -------------  ------------- -------------   -------------  ------------ -------------
                                              $  15,567,000  $  15,320,000 $  14,816,000   $  33,111,000  $  2,815,000 $  30,296,000
                                              =============  ============= =============   =============  ============ =============

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

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                     -------------------------------------------------------------------------------
                                                          For the Year Ended December 31, 2001
                                     -------------------------------------------------------------------------------
                                                                               Year
                                                                             Investment     Estimated Completion
          Partnership Name            Rental Income          Net Loss         Acquired              Date
--------------------------------------------------------------------------------------------------------------------
Boonville Associates I, L.P.             $     19,000     $   (84,000)       2000                   2001

Brighton Ridge Limited Partnership            240,000         (34,000)       1998                   1999

Cotton Mill Elderly Living Center,
L.P.                                                *                *       1999                   2000

Country Club Investors, L.P.                  532,000         (52,000)       1999                   1998

Desloge Associates I, L.P.                     90,000         (57,000)       1998                   1999

Kechel Towers, L.P.                            87,000         (84,000)       1998                   1999

Ottawa I, L.P.                                137,000         (82,000)       1999                   1999

Preservation Partners I, L.P.                 246,000         (71,000)       1999                   1999

St. Susanne Associates I, L.P.                 65,000         (18,000)       1999                   2000

Summer Wood Ltd.                               68,000         (84,000)       1999                   1999

Trenton Village Apartments,
L.P.                                          111,000         (38,000)       1998                   1999

United Development Co.
97.0, L.P.                                    464,000         (98,000)       1998                   1999

Wagner Partnership
99 Limited Partnership                         42,000         (45,000)       2000                   2001

West Liberty Family Apartments, Ltd.              (1)              (1)       2001                   2002

West Mobile County Housing, Ltd.              199,000        (133,000)       1999                   2000
                                         ------------     ------------
                                         $  2,300,000     $  (880,000)
                                         ============     ============

(1) The apartment complexes are under construction and cost certification has yet to be completed.

* Results of Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2001                          As of December 31, 2000
                                                ------------------------------------------------------------------------------------
                                                 Total Original                 Encumbrances
                                                 Total Investment   Amount of   of Local
                                                 in Local Limited  Investment   Limited         Property and  Accumulated   Net Book
      Partnership Name          Location         Partnerships        to Date    Partnerships    Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Boonville                       Boonville,
Associates I, L.P.              Missouri      $   2,195,000   $  2,195,000     $       -     $   779,000    $        -   $   779,000

Brighton Ridge                  Edgefield,
Limited Partnership             South Carolina      926,000        926,000     1,048,000       2,378,000       159,000     2,219,000

Cotton Mill Elderly             Rock Island,
Living Center, L.P.             Illinois          1,040,000      1,040,000            **              **            **            **

Country Club                    Richmond,
Investors, L.P.                 Virginia            305,000        268,000     2,777,000       3,696,000       506,000     3,190,000

Desloge Associates              Desloge,
I, L.P.                         Missouri          1,059,000      1,059,000       622,000       2,071,000       107,000     1,964,000

Kechel                          Logansport,
Towers, L.P.                    Indiana           1,291,000      1,127,000       520,000       1,895,000        85,000     1,810,000

Ottowa I,                       Oglesby,
L.P.                            Illinois            403,000        403,000     1,501,000       1,998,000       165,000     1,833,000

Preservation                    Pontiac and
Partners I,                     Taylorville,
L.P.                            Illinois            514,000        514,000     2,043,000       2,629,000       215,000     2,414,000

St. Susanne                     Mt. Vernon,
Associates I, L.P.              Missouri            255,000        255,000       660,000         991,000        24,000       967,000

** Results of Cotton Mill Elderly Living Center were not audited in 2001 and thus have been excluded to aid in comparability. See Note 3 to the
     financial   statements   and  report  of   independent   certified   public
     accountants.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                -------------------------------  ---------------------------------------------------
                                                   As of March 31, 2001                          As of December 31, 2000
                                                ------------------------------------------------------------------------------------
                                                 Total Original                 Encumbrances
                                                 Total Investment   Amount of   of Local
                                                 in Local Limited  Investment   Limited         Property and  Accumulated   Net Book
      Partnership Name          Location         Partnerships        to Date    Partnerships    Equipment    Depreciation     Value
------------------------------------------------------------------------------------------------------------------------------------
Summer Wood,                    Camden,
Ltd.                            Alabama           1,237,000      1,237,000       850,000       2,116,000        98,000     2,018,000

Trenton Village                 Trenton,
Apartments, L.P.                Missouri          1,018,000      1,018,000       711,000       2,123,000        69,000     2,054,000

United Development              Memphis,
Co. 97.0, L.P.                  Tennessee         2,813,000      2,813,000     1,304,000       4,216,000             -     4,216,000

Wagner Partnership              Wagner,
Associates I, L.P.              South Dakota        245,000        208,000       219,000         492,000             -       492,000

West Mobile County              Theodore,
Housing, Ltd.                   Alabama           1,858,000      1,858,000     1,367,000       3,228,000        87,000     3,141,000
                                              -------------  ------------- -------------   -------------  ------------ -------------
                                              $  15,159,000  $  14,921,000 $  13,622,000   $  28,612,000  $  1,515,000 $  27,097,000
                                              =============  ============= =============   =============  ============ =============

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                     -------------------------------------------------------------------------------
                                                          For the Year Ended December 31, 2000
                                     -------------------------------------------------------------------------------
                                                                               Year
                                                                             Investment     Estimated Completion
          Partnership Name            Rental Income          Net Loss         Acquired              Date
--------------------------------------------------------------------------------------------------------------------
Boonville Associates I, L.P.             $          -      $         -        2000                  2001

Brighton Ridge Limited Partnership            213,000          (57,000)       1998                  1999

Cotton Mill Elderly Living Center,
L.P.                                               **               **        1999                  2000

Country Club Investors, L.P.                  537,000          (51,000)       1999                  1998

Desloge Associates I, L.P.                     90,000          (64,000)       1998                  1999

Kechel Towers, L.P.                            92,000         (118,000)       1998                  1999

Ottawa I, L.P.                                156,000          (53,000)       1999                  1999

Preservation Partners I, L.P.                 237,000          (84,000)       1999                  1999

St. Susanne Associates I, L.P.                 56,000          (12,000)       1999                  2000

Summer Wood Ltd.                               63,000          (91,000)       1999                  1999

Trenton Village Apartments,
L.P.                                          111,000          (15,000)       1998                  1999

United Development Co.
97.0, L.P.                                    416,000         (123,000)       1998                  1999

Wagner Partnership
99 Limited Partnership                          4,000           (1,000)       2000                  2001

West Mobile County Housing, Ltd.              102,000          (83,000)       1999                  2000
                                         ------------      ------------
                                         $  2,077,000      $  (752,000)
                                         ============      ============

** Results of Cotton Mill Elderly Living Center were not audited in 2001 and thus have been excluded to aid in comparability. See Note 3 to the financial statements and report of independent certified public accountants

                                   SIGNATURES


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

Date:  October 6, 2004

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

Date:  October 6, 2004



By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of
         WNC & Associates, Inc. (principal financial officer
         and principal accounting officer)

Date:  October 6, 2004



By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  October 6, 2004



By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  October 6, 2004