Form 10-Q/A
period 2003-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2005-10-13
CIK 1037156

FORM 10-Q/A

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

             For the transition period from ________ to ___________

                         Commission file number: 0-26869


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6


              California                                 33-0761578
            (State or other jurisdiction of           I.R.S. Employer
            incorporation or organization)          Identification No.)

                              17782 Sky Park Circle
                                Irvine, CA 92614
                    (Address of principal executive offices)

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

Yes           No     X
   --------      ---------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No     X
   --------      ---------

                                EXPLANATORY NOTE


WNC Housing Tax Credit Fund VI, L.P., Series 6 is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2003 to restate its financial statements as of June 30, 2003 and for the quarter then ended. As discussed below, the Partnership has invested in Local Limited Partnerships. The Partnership was unable to obtain audited financial statements for one of the Local Limited Partnerships at the original filing date of the Form 10-Q, June 30, 2003. Those audited financial statements have been obtained, and the restatement reflects the changes in amounts and interest in results of operations from that previously estimated by the Partnership.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Item 1. Financial Statements

              Balance Sheets
               June 30, 2003 and March 31, 2003................................4

              Statements of Operations
               For the Three Months Ended June 30, 2003 and 2002...............5

              Statement of Partners' Equity (Deficit)
               For the Three Months Ended June 30, 2003........................6

              Statements of Cash Flows
               For the Three Months Ended June 30, 2003 and 2002...............7

              Notes to Financial Statements ...................................8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......18

     Item 4.  Controls and Procedures.........................................18

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................18

     Item 2.  Changes in Securities and Use of Proceed........................18

     Item 3.  Defaults Upon Senior Securities.................................18

     Item 4.  Submission of Matters to a Vote of Security Holders.............18

     Item 5.  Other Information...............................................18

     Item 6.  Exhibits and Reports on Form 8-K................................18

     Signatures ..............................................................19

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                      June 30, 2003                March 31, 2003
                                                                --------------------------      --------------------
                                                                       (Restated)                   (Restated)
                                                                       (Unaudited)
ASSETS

Cash and cash equivalents                                     $                  716,378      $            722,715

Investments in limited partnerships, net (Note 2)                             13,342,259                13,562,908
Other assets                                                                       7,436                     7,436
                                                                --------------------------      --------------------

                                                              $               14,066,073      $         14,293,059
                                                                ==========================      ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 4)                    $                  246,175      $            246,175
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                        55,343                    42,903
                                                                --------------------------      --------------------

     Total liabilities                                                           301,518                   289,078
                                                                --------------------------      --------------------


Partners' equity (deficit):
   General partner                                                               (66,832)                 (64,438)
   Limited partners (25,000 units authorized,
   20,500 units issued and outstanding)                                       13,831,387                14,068,419
                                                                --------------------------      --------------------

        Total partners' equity                                                13,764,555                14,003,981
                                                                --------------------------      --------------------

                                                              $               14,066,073      $         14,293,059
                                                                ==========================      ====================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                             2003                             2002
                                                    ---------------------------------------------------------
                                                             Three                            Three
                                                            Months                           Months
                                                    ------------------------         ------------------------
                                                          (Restated)

         Interest income                          $                  1,341         $                  3,679
         Reporting fee                                                 975                                -
                                                    ------------------------         ------------------------
                                                                     2,316                            3,679
         Operating expenses:
           Amortization (Note 2)                                    12,887                           12,887
           Asset management fees (Note 3)                           15,973                           14,952
           Legal and accounting fees                                 3,570                            3,675
           Other                                                     2,897                            4,890
                                                    ------------------------         ------------------------

             Total operating expenses                               35,327                           36,404
                                                    ------------------------         ------------------------

         Loss from operations                                      (33,011)                         (32,725)

         Equity in losses of
          limited partnerships (Note 2)                           (206,415)                        (265,230)
                                                    ------------------------         ------------------------

         Net loss                                 $               (239,426)        $               (297,955)
                                                    ========================         ========================

         Net loss allocated to:
           General Partner                        $                 (2,394)        $                 (2,980)
                                                    ========================         ========================

           Limited Partners                       $               (237,032)        $               (294,975)
                                                    ========================         ========================

         Net loss per weighted limited
           partner unit                           $                    (12)        $                    (14)
                                                    ========================         ========================

         Outstanding weighted limited
           partner units                                            20,500                           20,500
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



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)

                                                         General          Limited
                                                         Partner          Partners              Total
                                                       ------------    ---------------     ----------------
                                                       (Restated)        (Restated)          (Restated)

Partners' equity (deficit) at March 31, 2003         $    (64,438)   $    14,068,419     $     14,003,981

Net loss (Restated)                                        (2,394)          (237,032)            (239,426)
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at June 30, 2003          $    (66,832)   $    13,831,387     $     13,764,555
                                                       ============    ===============     ================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                                         2003                            2002
                                                                  --------------------            -------------------
                                                                      (Restated)

Cash flows from operating activities:
  Net loss                                                      $           (239,426)          $          (297,955)
  Adjustments to reconcile net loss to
   cash used in operating activities:
  Amortization                                                                12,887                         12,887
  Equity in losses of limited partnerships                                   206,415                        265,230
  Accrued fees and expenses due to
   General Partner and affiliates                                             12,440                        (6,800)
                                                                  --------------------            -------------------

       Net cash used in operating activities                                  (7,684)                      (26,638)
                                                                  --------------------            -------------------

Cash flows from investing activities:
   Loans receivable                                                                -                         50,000
   Distributions received                                                      1,347                              -
                                                                  --------------------            -------------------

       Net cash provided by investing activities                               1,347                         50,000
                                                                  --------------------            -------------------

Net increase (decrease) in cash and cash equivalents                          (6,337)                        23,362

Cash and cash equivalents, beginning of period                               722,715                        751,327
                                                                  --------------------            -------------------

Cash and cash equivalents, end of period                        $            716,378           $            774,689
                                                                  ====================            ===================


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Taxes Paid                                                      $                  -           $                800
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's amended annual report on Form 10-K/A for the fiscal year ended March 31, 2003.

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

The general partner is WNC & Associates, Inc. ("WNC" or the "General Partner"). The chairman and president of Associates own substantially all the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

The Low Income Housing Tax Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Limited Partners may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

--------------------------------------------------------------

Exit Strategy
-------------

The IRS compliance period for Low Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the Limited Partners from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to Limited Partners. To date no properties in the Partnership have been selected for disposition.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Equity in losses of limited partnerships for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes as income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at the end of all periods presented.

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

-------------------------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

As of March 31,  2004,  the  Partnership  adopted FASB  Interpretation  No. 46 -
Revised, Consolidation of Variable Interest Entities ("FIN46R"). FIN 46R provides guidance as to when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements, and when a company should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity's expected losses, the majority of the expected residual returns, or both.

Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

The Partnership's balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss is mitigated by the condition and financial performance of the underlying properties, as well as the strength of the Local General Partners and their guarantee against credit recapture.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections" which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not anticipate a material effect upon the adoption of this statement.

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

-------------------------------------------------------

Following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                                   For the Three Months
                                                                          Ended                  For the Year Ended
                                                                      June 30, 2003                March 31, 2003
                                                                  -----------------------       ---------------------
                                                                        (Restated)                   (Restated)

      Investments per balance sheet, beginning of period        $             13,562,908       $          14,585,268
      Impairment loss on investment in Limited Partners                                -                    (231,646)
      Equity in losses of limited partnerships                                  (206,415)                   (739,166)
      Amortization of capitalized acquisition fees and costs                     (12,887)                    (51,548)
      Distributions received from limited partnerships                            (1,347)                          -
                                                                  -----------------------       ---------------------

      Investments in  limited partnerships, end of period       $             13,342,259       $          13,562,908
                                                                  =======================       =====================

Selected financial information for the three months ended June 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested as follows:

                                              COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                           2003                         2002
                                                                  -----------------------       ---------------------
                                                                        (Restated)                   (Restated)

      Revenues                                                  $               736,000       $             632,000
                                                                  -----------------------       ---------------------
      Expenses:
        Interest expense                                                        170,000                     169,000
        Depreciation and amortization                                           313,000                     288,000
        Operating expenses                                                      460,000                     418,000
                                                                  -----------------------       ---------------------
      Total expenses                                                            943,000                     875,000
                                                                  -----------------------       ---------------------

      Net loss                                                  $              (207,000)      $            (243,000)
                                                                  =======================       =====================
      Net loss allocable to the Partnership                     $              (206,000)      $            (238,000)
                                                                  =======================       =====================

      Net loss recorded by the Partnership                      $              (206,000)      $            (265,000)
                                                                  =======================       =====================

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

     (c) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $15,973 and $14,952 were incurred during the three months ended June 30, 2003 and 2002, respectively, of which $10,000 and $26,992 were paid during the three months ended June 30, 2003 and 2002, respectively.

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

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $0 during each of the three months ended June 30, 2003 and 2002.

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

NOTE 5 - RESTATEMENT
--------------------

The Partnership, as a limited partner or limited liability company member in each Local Limited Partnership, may be unable to affect the selection or monitor the progress of the auditors of a Local Limited Partnership. The partnership agreement or operating agreement of each Local Limited Partnership includes disincentives for the failure of the Local Limited Partnership to timely deliver audited financial statements to the Partnership. However, there can be no absolute assurance that the Partnership will be able to timely obtain audited financial statements from each Local Limited Partnership. In such a case, the Partnership might estimate its interest in the results of the operations of the Local Limited Partnership. For the Partnership fiscal years ended March 31, 2003 and 2002, the Partnership was unable to obtain audited financial statements from one of its Local Limited Partnerships, Cotton Mill Elderly Living Center L.P. ("Cotton Mill"), as of and for the Cotton Mill fiscal years ended December 31, 2002 and 2001. Subsequent to the filing date of the Partnership's original Form 10-Q for the period ended June 30, 2003, the Partnership obtained the audited financial statements of Cotton Mill for the Cotton Mill fiscal years ended December 31, 2002 and 2001. As a result, the Partnership has restated its financial statements for the quarter ended June 30, 2003 to reflect the differences in the Partnership's estimated interest in the results of the operations in Cotton Mill, and the Partnership's actual interest in Cotton Mill based on the audited financial statements of Cotton Mill for the Cotton Mill fiscal year ended December 31, 2002.

The following table shows the effect of the restatement on the Balance Sheet as previously reported:

                                                                     Quarter Ended June 30, 2003 (Unaudited)
                                                                  ----------------------------------------------
                                                                                                As Previously
                                                                       As Restated                Reported
                                                                  ---------------------      -------------------

     Investment in limited partnerships, net                      $         13,342,259        $      13,546,152
     Total assets                                                           14,066,073               14,269,965
     Partners' equity (deficit)
         General partner                                                       (66,832)                 (64,794)
         Limited partners                                                   13,831,387               14,033,241
     Total partners' equity                                                 13,764,555               13,968,447

The following table shows the effect of the restatement on the Statement of Operations as previously reported:

                                                                     Quarter Ended June 30, 2003 (Unaudited)
                                                                  ----------------------------------------------
                                                                                                As Previously
                                                                       As Restated                Reported
                                                                  ---------------------      -------------------
     Equity in losses of limited partnerships                     $           (206,415)       $        (201,667)
     Net loss                                                                 (239,426)                (235,654)
     Net loss allocated to:
         General partner                                                        (2,394)                  (2,357)
         Limited partners                                                     (237,032)                (233,297)

     Net loss per limited partner unit                                             (12)                     (11)

-------------------------------

The following table shows the effect of the restatement on the Statement of Partners' Equity (Deficit) as previously reported:

                                                                    Quarter Ended June 30, 2003 (Unaudited)
                                                                  ---------------------------------------------
                                                                                               As Previously
                                                                        As Restated               Reported
                                                                  -------------------        ------------------
     General Partner
         Partners' equity (deficit) at March 31, 2003             $         (64,438)          $       (62,437)
         Net loss                                                            (2,394)                   (2,357)
                                                                     ----------------            --------------
         Partners' equity (deficit) at June 30, 2003                        (66,832)                  (64,794)


     Limited Partners
         Partners' equity (deficit) at March 31, 2003                    14,068,419                14,266,538
         Net loss                                                          (237,032)                 (233,297)
                                                                     ----------------            --------------
         Partners' equity (deficit) at June 30, 2003                     13,831,387                14,033,241


     Total
         Partners' equity (deficit) at March 31, 2003                    14,003,981                14,204,101
         Net loss                                                          (239,426)                 (235,654)
                                                                     ----------------            --------------
         Partners' equity (deficit) at June 30, 2003                     13,764,555                13,968,447


The following table shows the effect of the restatement on the Statement of Cash Flows as previously reported:

                                                                     Quarter Ended June 30, 2003 (Unaudited)
                                                                  ----------------------------------------------
                                                                                                 As Previously
                                                                          As Restated              Reported
                                                                  ---------------------      -------------------

     Cash flows from operating activities:
         Net loss                                                 $          (239,426)        $       (235,654)
         Adjustments to reconcile net loss to net cash
            (used in) provided by operating activities:
            Equity in losses of limited partnerships                          206,415                  201,667

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $716,000 in cash, net investments in fifteen Local Limited Partnerships of $13,342,000 and $7,000 in other assets. Liabilities at June 30, 2003 primarily consisted of $246,000 of capital contributions due to Local Limited Partnerships and $55,000 of accrued asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(239,000), reflecting a decrease of approximately $59,000 from the net loss of $(298,000) for the three months ended June 30, 2002. The decrease in net loss was due to equity in losses of limited partnerships which decreased by $59,000 to $(206,000) for the three months ended June 30, 2003 from $(265,000) for the three months ended June 30, 2002.

Cash Flows

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. During the three months ended June 30, 2003 cash decreased by $(6,000) compared to the net cash increase for the three months ended June 30, 2002 of $23,000, reflecting a net increase in cash used of approximately $(29,000). The increase is primarily due to a decrease in cash provided by net investing activities of approximately $(48,000) from $50,000 for the three months ended June 30, 2002 to $2,000 for the three months ended June 30, 2003 due to the receipt of proceeds on a note receivable in 2002. This was offset by a decrease of approximately $19,000 in net cash used in operating activities from $(27,000) for the three months ended June 30, 2002, to $(8,000) for the three months ended June 30, 2003, substantially due to the payment of accrued fees and expenses due to General Partner and affiliates.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all future cash requirements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

         NOT APPLICABLE

Item 4. Controls and Procedures

         As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

         Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.

         NONE

(b)      Exhibits.
         ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:   WNC & Associates, Inc.        General Partner of the Registrant




By:  /s/ Wilfred N. Cooper, Jr.
     --------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  October 12,2005




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  October 12, 2005