Form 10-Q
period 2003-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2005-10-13
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

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

Yes           No     X
   --------      ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No     X
   --------     ----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                               INDEX TO FORM 10-Q

                For The Quarterly Period Ended September 30, 2003



PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

              Balance Sheets
               September 30, 2003 and March 31, 2003...........................3

              Statements of Operations
               For the Three and Six Months Ended September 30, 2003 and 2002..4

              Statement of Partners' Equity (Deficit)
               For the Six Months Ended September 30, 2003.....................5

              Statements of Cash Flows
               For the Six Months Ended September 30, 2003 and 2002............6

              Notes to Financial Statements ...................................7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......15

     Item 4.  Controls and Procedures.........................................15

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................15

     Item 2.  Changes in Securities and Use of Proceed........................15

     Item 3.  Defaults Upon Senior Securities.................................15

     Item 4.  Submission of Matters to a Vote of Security Holders.............15

     Item 5.  Other Information...............................................15

     Item 6.  Exhibits........................................................15

     Signatures...............................................................17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                    September 30, 2003             March 31, 2003
                                                                --------------------------      --------------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                     $                  701,948      $            722,715
Investments in limited partnerships, net (Notes 2 and 3)                      13,122,957                13,562,908
Other assets                                                                         160                     7,436
                                                                --------------------------      --------------------

                                                              $               13,825,065      $         14,293,059
                                                                ==========================      ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 4)                    $                  246,175      $            246,175
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                        47,995                    42,903
                                                                --------------------------      --------------------

     Total liabilities                                                           294,170                   289,078
                                                                --------------------------      --------------------

Partners' equity (deficit):
  General partner                                                                (69,168)                  (64,438)
  Limited partners (25,000 units authorized,
   20,500 units issued and outstanding)                                       13,600,063                14,068,419
                                                                --------------------------      --------------------

       Total partners' equity                                                 13,530,895                14,003,981
                                                                --------------------------      --------------------

                                                              $               13,825,065      $         14,293,059
                                                                ==========================      ====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                         2003                                         2002
                                       ----------------------------------------      ---------------------------------------
                                            Three                   Six                  Three                   Six
                                            Months                 Months                Months                 Months
                                       -----------------       ----------------      ----------------       ----------------

Interest income                      $           1,345       $          2,686      $          3,378       $          7,057
Reporting fee                                   21,549                 22,524                     -                      -
                                       -----------------       ----------------      ----------------       ---------------
                                                22,894                 25,210                 3,378                  7,057

Operating expenses:
  Amortization (Note 2)                         12,887                 25,774                12,887                 25,774
  Asset management fees (Note 3)                15,974                 31,947                16,994                 31,946
  Legal and accounting fees                     12,324                 15,894                 7,521                 11,196
  Bad Debt expense                               7,276                  7,276                     -                      -
  Other                                          1,678                  4,575                   692                  5,582
                                       -----------------       ----------------      ----------------       ---------------

    Total operating expenses                    50,139                 85,466                38,094                 74,498
                                       -----------------       ----------------      ----------------       ---------------

Loss from operations                           (27,245)               (60,256)              (34,716)               (67,441)

Equity in losses of
 limited partnerships (Note 2)                (206,415)              (412,830)             (265,230)              (530,460)
                                       -----------------       ----------------      ----------------       ----------------

Net loss                             $        (233,660)      $       (473,086)      $      (299,946)      $       (597,901)
                                       =================       ================      ================       ================

Net loss allocated to:
  General Partner                    $          (2,336)      $         (4,730)      $        (2,999)      $         (5,979)
                                       =================       ================      ================       ================

  Limited Partners                   $        (231,324)      $       (468,356)      $      (296,947)      $       (591,922)
                                       =================       ================      ================       ================

Net loss per weighted limited
  partner unit                       $             (11)      $            (23)      $           (14)      $            (29)
                                       =================       ================      ================       ================

Outstanding limited
  partner units                                 20,500                 20,500                20,500                 20,500
                                       =================       ================      ================       ================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2003
                                   (unaudited)



                                                         General          Limited
                                                         Partner          Partners              Total
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at March 31, 2003         $     (64,438)  $     14,068,419     $     14,003,981

Net loss                                                    (4,730)          (468,356)            (473,086)
                                                       ------------    ---------------     ----------------

Partners' equity (deficit) at September 30, 2003     $     (69,168)  $     13,600,063     $     13,530,895
                                                       ============    ===============     ================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                                         2003                            2002
                                                                  --------------------            -------------------

Cash flows from operating activities:
  Net loss                                                      $           (473,086)          $           (597,901)
Adjustments to reconcile net loss to
  cash used in operating activities:
  Amortization                                                                25,774                         25,774
  Equity in losses of limited partnerships                                   412,830                        530,460
  Write off of advances to Local Limited Partnerships                          7,276                              -
  Accrued fees and expenses due to
    General Partner and affiliates                                             5,092                         (1,680)
                                                                  --------------------            -------------------

 Net cash used in operating activities                                       (22,114)                       (43,347)
                                                                  --------------------            -------------------

Cash flows from investing activities:
   Investments in limited partnerships, net                                        -                            (10)
   Loans receivable                                                                -                         50,000
   Distributions received from limited partnerships                            1,347                         10,458
                                                                  --------------------            -------------------

Net cash provided by investing activities                                      1,347                         60,448
                                                                  --------------------            -------------------

Net increase (decrease) in cash and cash equivalents                         (20,767)                        17,101

Cash and cash equivalents, beginning of period                               722,715                        751,327
                                                                  --------------------            -------------------

Cash and cash equivalents, end of period                        $            701,948           $            768,428
                                                                  ====================            ===================


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Taxes Paid                                                      $                  -           $                800
                                                                  ====================            ===================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For the Quarter Ended September 30, 2003
                                   (unaudited)



NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------
General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's amended Form 10-K/A for the fiscal year ended March 31, 2003.

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") was formed on March 3, 1997 under the laws of the State of California, and commenced operations on August 20, 1998. Prior to August 20, 1998, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships (the Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes:) that are eligible for Low Income Housing Tax Credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

The general partner of the Partnership is WNC & Associates, Inc. ("WNC" or the "General Partner"). The chairman and president own substantially all the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 2003 and March 31, 2003, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The Limited Partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                    For the Quarter Ended September 30, 2003
                                   (unaudited)




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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to the Limited Partners. To date no properties in the Partnership have been selected for disposition.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership and includes such reduction in equity in losses of limited partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Equity in losses of limited partnerships for the periods ended September 30, 2003 and 2002 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see
Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

-------------------------------------------------------------------------------

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $2,817,761 as of September 30, 2003 and March 31, 2003.

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

Concentration of Credit Risk
----------------------------

At September 30, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

-------------------------------------------------------

Following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                                    For the Six Months
                                                                          Ended                  For the Year Ended
                                                                    September 30, 2003             March 31, 2003
                                                                  -----------------------       ---------------------

      Investments in limited partnerships, beginning of period   $            13,562,908       $          14,585,268
      Impairment loss on investment in Limited Partners                                -                    (231,646)
      Equity in losses of limited partnerships                                  (412,830)                   (739,166)
      Amortization of capitalized acquisition fees and costs                     (25,774)                    (51,548)
      Distributions received from limited partnerships                            (1,347)                          -
                                                                   -----------------------       ---------------------

      Investments in  limited partnerships, end of period        $            13,122,957       $          13,562,908
                                                                   =======================       =====================

Selected financial information for the six months ended September 30, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested. Combined condensed financial information for Cotton Mill was previously excluded from the 2002 presentation but has now been included in all periods presented below.

                                    COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                           2003                         2002
                                                                  -----------------------       ---------------------
                                                                                                     (restated)

     Revenues                                                   $             1,473,000       $           1,265,000
                                                                  -----------------------       ---------------------
     Expenses:
       Interest expense                                                         340,000                     337,000
       Depreciation and amortization                                            626,000                     577,000
       Operating expenses                                                       920,000                     837,000
                                                                  -----------------------       ---------------------
     Total expenses                                                           1,886,000                   1,751,000
                                                                  -----------------------       ---------------------

     Net loss                                                   $              (413,000)      $           (486,000)
                                                                  =======================       =====================
     Net loss allocable to the Partnership                      $              (413,000)      $           (485,000)
                                                                  =======================       =====================

     Net loss recorded by the Partnership                       $              (413,000)      $           (530,000)
                                                                  =======================       =====================

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     (a) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $31,947 were incurred during each of the six months ended September 30, 2003 and 2002, of which $30,000 and $40,468 were paid during the six months ended September 30, 2003 and 2002, respectively.

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

     (c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $17,300 and $22,600 during the six months ended September 30, 2003 and 2002, respectively.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                   September 30, 2003           March 31, 2003
                                                                   --------------------      ---------------------

     Asset management fees payable                               $             34,941      $               32,995
     Reimbursement for expenses paid by the General Partner
      or an affiliate                                                          13,054                       9,908
                                                                   --------------------      ---------------------

      Total                                                      $             47,995      $               42,903
                                                                   ====================      =====================



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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $702,000 in cash, net investments in fifteen Local Limited Partnerships of $13,123,000. Liabilities at September 30, 2003 primarily consisted of $246,000 of capital contributions due to Local Limited Partnerships, $35,000 of accrued annual asset management fees and $13,000 of reimbursements for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was $(234,000), reflecting a decrease of approximately $66,000 from the net loss of $(300,000) for the three months ended September 30, 2002. The decrease in net loss was primarily due to equity in losses of limited partnerships which decreased by $59,000 to $(206,000) for the three months ended September 30, 2003 from $(265,000) for the three months ended September 30, 2002. In addition to the equity in losses of limited partnerships decrease, the loss from operations was also decreased by $7,000 to $(28,000) for the three months ended September 30, 2003 from $(35,000) for the thee months ended September 30, 2002 due to an increase in reporting fee income of approximately $22,000, a decrease in interest income by $(2,000), a decrease in management fees of $(1,000) and an increase in legal, accounting and other expenses of $5,000, an $8,000 increase in write-offs of advances to Local Limited Partnerships, along with an increase in other expense of $1,000.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. The Partnership's net loss for the six months ended September 30, 2003 was $(473,000), reflecting a decrease of approximately $125,000 from the net loss of $(598,000) for the six months ended September 30, 2002. The decrease in net loss was primarily due to equity in losses of limited partnerships which decreased by $118,000 to $(412,000) for the six months ended September 30, 2003 from $(530,000) for the six months ended September 30, 2002. In addition to the decrease in equity in losses of limited partnerships, loss from operations decreased by $7,000 to $(60,000) for the six months ended September 30, 2003 from $(67,000) for the six months ended September 30, 2002 due to an increase in reporting fee income of approximately $23,000, a decrease of $(5,000) in interest income, an increase in legal and accounting expense of $5,000, an $8,000 increase in write- offs of advances to Local Limited Partnerships along with a decrease of $1,000 in other expenses.

Cash Flows

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002. Net decrease in cash during the six months ended September 30, 2003 was $(21,000) compared to a net cash increase for the six months ended September 30, 2002 of $17,000, reflecting a net increase in cash used of approximately $(38,000).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows, continued

The increase is primarily due to a decrease in cash provided by investing activities of approximately $(59,000) to $1,000 for the six months ended September 30, 2003 from $60,000 for the six months ended September 30, 2002, offset by a decrease of $21,000 in net cash used by operating activities to $(22,000) for the six months ended September 30,2003 from $(43,000) for the six months ended September 30, 2002.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date:  October 12, 2005




By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  October 12, 2005