Form 10-Q
period 2003-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2005-12-06
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from       to
                                           -------  ------
                         Commission file number: 0-26869


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6


                    California                           33-0761578
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

Yes        No    X
   --------  --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes      No   X
   ------  ------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                               INDEX TO FORM 10-Q

                For The Quarterly Period Ended December 31, 2003


PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

         Item 1. Financial Statements

            Balance Sheets
            December 31, 2003 and March 31, 2003...............................3

            Statements of Operations
            For the Three and Nine Months Ended December 31, 2003 and 2002.....4

            Statement of Partners' Equity (Deficit)
            For the Nine Months Ended December 31, 2003........................5

            Statements of Cash Flows
            For the Nine Months Ended December 31, 2003 and 2002...............6

            Notes to Financial Statements .....................................7

   Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................15

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........16

   Item 4. Controls and Procedures............................................16

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................16

   Item 2.  Changes in Securities and Use of Proceeds.........................16

   Item 3.  Defaults Upon Senior Securities...................................16

   Item 4.  Submission of Matters to a Vote of Security Holders...............16

   Item 5.  Other Information.................................................16

   Item 6. Exhibits...........................................................17

   Signatures ................................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                    December 31, 2003              March 31, 2003
                                                                --------------------------      --------------------
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                     $                  661,362      $            722,715
Investments in limited partnerships, net (Note 2)                             12,919,612                13,562,908
Other assets                                                                         160                     7,436
                                                                --------------------------      --------------------

                                                              $               13,581,134      $         14,293,059
                                                                ==========================      ====================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 4)                    $                  209,461      $            246,175
 Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                        48,441                    42,903
                                                                --------------------------      --------------------

     Total liabilities                                                           257,902                   289,078
                                                                --------------------------      --------------------

Partners' equity (deficit):
  General partner                                                                (71,245)                  (64,438)
  Limited Partners (25,000 units authorized,
   20,500 units issued and outstanding)                                       13,394,477                14,068,419
                                                                --------------------------      --------------------

         Total partners' equity                                               13,323,232                14,003,981
                                                                --------------------------      --------------------

                                                              $               13,581,134      $         14,293,059
                                                                ==========================      ====================

                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)

                                                         2003                                         2002
                                       ------------------------------------------    ---------------------------------------
                                            Three                    Nine                 Three                  Nine
                                            Months                  Months               Months                 Months
                                       -----------------       ------------------    ----------------       ----------------
Interest income                      $           1,311       $            3,997    $          2,017       $          9,074
Reporting fee                                    1,714                   24,238                   -                      -
                                       -----------------       ------------------    ----------------       ----------------
                                                 3,025                   28,235               2,017                  9,074

Operating expenses:
  Amortization (Note 2)                         12,887                   38,661              12,887                 38,661
  Asset management fees (Note 3)                15,972                   47,919              15,973                 47,919
  Bad debt expense                                   -                    7,276                   -                      -
  Asset management expenses                      2,982                    3,632                 397                  1,429
  Legal and accounting fees                        455                   16,349               6,076                 17,272
  Other                                            857                    4,782               2,052                  6,602
                                       -----------------       ------------------    ----------------       ----------------

    Total operating expenses                    33,153                  118,619              37,385                111,883
                                       -----------------       ------------------    ----------------       ----------------

Loss from operations                           (30,128)                 (90,384)            (35,368)              (102,809)

Equity in losses of
 limited partnerships (Note 2)                (177,535)                (590,365)           (175,619)              (706,079)
                                       -----------------       ------------------    ----------------       ----------------

Net loss                             $        (204,663)      $         (680,749)   $       (210,987)      $       (808,888)
                                       =================       ==================    ================       ================

Net loss allocated to:

  General Partner                    $          (2,076)      $           (6,807)   $         (2,110)      $         (8,089)
                                       =================       ==================    ================       ================


  Limited Partners                   $        (202,587)      $         (673,942)   $       (208,877)      $       (800,799)
                                       =================       ==================    ================       ================

Net loss per weighted limited

  partner unit                       $             (10)      $              (33)   $            (10)      $            (39)
                                       =================       ==================    ================       ================

Outstanding weighted limited
  partner units                      $          20,500       $            20,500   $         20,500       $         20,500
                                       =================       ==================    ================       ================

                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2003
                                   (unaudited)

                                                         General          Limited
                                                         Partner          Partners              Total
                                                       ------------    ---------------     ----------------
Partners' equity (deficit) at March 31, 2003         $     (64,438)  $     14,068,419     $     14,003,981

Net loss                                                    (6,807)          (673,942)            (680,749)
                                                       ------------    ---------------     ----------------
Partners' equity (deficit) at December 31, 2003      $     (71,245)  $     13,394,477     $     13,323,232
                                                       ============    ===============     ================

                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2003 and 2002
                                                    (unaudited)

                                                                         2003                            2002
                                                                  --------------------            -------------------
Cash flows from operating activities:
  Net loss                                                         $        (680,749)            $         (808,888)
Adjustments to reconcile net loss to
  cash used in operating activities:
  Amortization                                                                38,661                         38,661
  Equity in losses of limited partnerships                                   590,365                        706,079
  Write off of advances to Local Limited Partnerships                          7,276                              -
  Other assets                                                                     -                             10
  Accrued fees and expenses due to
    General Partner and affiliates                                             5,538                        (16,178)
                                                                  -------------------             -------------------

 Net cash used in operating activities                                       (38,909)                       (80,316)
                                                                  --------------------            -------------------

Cash flows from investing activities:
   Investments in limited parnerships, net                                   (23,791)                           (10)
   Loans receivable                                                                -                         44,613
   Distributions received                                                      1,347                         10,458
                                                                  --------------------            -------------------

 Net cash (used in) provided by investing activities                         (22,444)                        55,061
                                                                  --------------------            -------------------

Net decrease in cash                                                         (61,353)                       (25,255)

Cash, beginning of period                                                    722,715                        751,327
                                                                  --------------------            -------------------
Cash, end of period                                                $         661,362           $            726,072
                                                                  ====================            ===================


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Taxes Paid                                                         $               -           $                800
                                                                  ====================            ===================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's amended Form 10-K/A for the fiscal year ended March 31, 2003.

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

The Partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 2003 and March 31, 2003, 20,500 units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and tax credits of the Partnership. The Limited Partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

Equity in losses of limited partnerships for the periods ended December 31, 2003 and 2002 have been recorded by the Partnership based on six months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES, continued
--------------------------------------------------------------------------------
Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of Limited Partners' capital and amounted to $2,817,761 as of December 31, 2003 and March 31, 2003.

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

Net loss Per Limited Partner Unit
---------------------------------
Net loss per Limited Partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing income available to Limited Partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Concentration of Credit Risk
----------------------------
At December 31, 2003, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------
Under FIN 46R, the Local Limited Partnerships in which the Partnership invests are VIEs. However, management does not consolidate the Partnership's interests in these VIE's under FIN46R, as the Partnership is not considered the primary beneficiary. Rather, the Partnership currently records the amount of the investment in the Local Limited Partnerships as an asset in the balance sheet, and recognizes its share of Local Limited Partnership income or loss in the statement of operations.

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

Reclassifications
-----------------
Certain reclassifications have been made to the 2002 financial statements to be consistent with the 2003 presentation.

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainity of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

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

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                                   For the Nine Months
                                                                          Ended                  For the Year Ended
                                                                    December 31, 2003              March 31, 2003
                                                                  -----------------------       ---------------------
      Investments per balance sheet, beginning of period        $            13,562,908       $          14,585,268
      Impairment loss in investment                                                   -                    (231,646)
      Equity in losses of limited partnerships                                 (590,365)                   (739,166)
      Amortization of capitalized acquisition fees and costs                    (38,661)                    (51,548)
      Tax credit adjustments                                                    (12,923)                          -
      Distributions received from limited partnerships                           (1,347)                          -
                                                                  -----------------------       ---------------------

      Investments in  limited partnerships, end of period       $            12,919,612       $          13,562,908
                                                                  =======================       =====================

                                       12

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Selected financial information for the nine months ended December 31, 2003 and 2002 from the unaudited combined condensed financial statements of the limited partnerships in which the Partnership has invested. Combined condensed financial information for Cotton Mill was previously excluded from the 2002 presentation but has now been included in all periods presented below.

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                           2003                         2002
                                                                  -----------------------       ---------------------
                                                                                                     (restated)
     Revenues                                                   $             2,231,000        $          1,898,000
                                                                  -----------------------       ---------------------
     Expenses:
       Interest expense                                                         511,000                     506,000
       Depreciation and amortization                                            939,000                     866,000
       Operating expenses                                                     1,372,000                   1,255,000
                                                                  -----------------------       ---------------------
     Total expenses                                                           2,822,000                   2,627,000
                                                                  -----------------------       ---------------------
     Net loss                                                   $              (591,000)       $           (729,000)
                                                                  =======================       =====================
     Net loss allocable to the Partnership
                                                                $              (590,000)       $           (714,000)
                                                                  =======================       =====================
     Net loss recorded by the Partnership                       $              (590,000)       $           (706,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

(a) An annual asset management fee not to exceed 0.2% of the Invested Assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the Housing Complexes) of the Local Limited Partnerships. Management fees of $47,919 were incurred during the nine months ended December 31, 2003 and 2002, of which $43,516 and $65,110 were paid during the nine months ended December 31, 2003 and 2002, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINIUED

                     For the Quarter Ended December 31, 2003
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been paid.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred in behalf of the Partnership. Operating expense reimbursements were approximately $26,800 and $37,000 during the nine months ended December 31, 2003 and 2002, respectively.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                    December 31, 2003           March 31, 2003
                                                                   --------------------      ---------------------
     Asset management fees payable                               $             37,399      $               32,995
     Reimbursement for expenses paid by the General Partner
      or an affiliate                                                          11,042                       9,908
                                                                   --------------------      ---------------------

      Total                                                      $             48,441      $               42,903
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2003 consisted primarily of $661,000 in cash and net investments in fifteen Local Limited Partnerships of $12,891,000. Liabilities at December 31, 2003 primarily consisted of $209,000 of capital contributions due to Local Limited Partnerships and $37,000 of accrued annual asset management fees and $11,000 of reimbursements for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002. The Partnership's net loss for the three months ended December 31, 2003 was $(208,000), reflecting a decrease of approximately $3,000 from the net loss of $(211,000) for the three months ended December 31, 2002. The decrease in net loss was due to equity in losses of limited partnerships which increased by $(2,000) to $(178,000) for the three months ended December 31, 2003 from $(176,000) for the three months ended December 31, 2002. In addition to the decrease in equity in losses of limited partnerships there was a loss from operations which decreased by $5,000 to $(30,000) for the three months ended December 31, 2003 from $(35,000) for the three months ended December 31, 2002 due to a decrease in legal and accounting fees of approximately $5,000, offset by an increase in other expenses of $(1,000) along with an increase in reporting fee of $2,000 and a decrease in interest income of $(1,000).

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. The Partnership's net loss for the nine months ended December 31, 2003 was $(681,000), reflecting a decrease of approximately $128,000 from the net loss of $(809,000) for the nine months ended December 31, 2002. The decrease in net loss was primarily due to equity in losses of limited partnerships which decreased by $116,000 to $(590,000) for the nine months ended December 31, 2003 from $(706,000) for the nine months ended December 31, 2002. In addition to the equity in losses of limited partnerships, a loss from operations decreased by $13,000 to $(90,000) for the nine months ended December 31, 2003 from $(103,000) for the nine months ended December 31, 2002 due to an increase in reporting fee of approximately $24,000, a decrease in interest income of $(5,000), along with a decrease in legal and accounting expense of $1,000 and a $(7,000) increase in write-off of advances to Local Limited Partnerships.

Cash Flows

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002. Net decrease in cash during the nine months ended December 31, 2003 was $(61,000) compared to a net cash decrease for the nine months ended

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Cash Flows- continued

December 31, 2002 of $(25,000), reflecting a net increase in cash used of approximately $(36,000). The increase is primarily due to a decrease in cash provided by investing activities of approximately $(77,000) from net cash provided by investing activities of $55,000 for the nine months ended December 31, 2002 to net cash used by investing activities of $(22,000) for the nine months ended December 31, 2003 , which was offset by an decrease in net cash used in operating activities of $41,000 from $(80,000) for the nine months ended December 31, 2002 to $(39,000) for the nine months ended December 31, 2003.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2003, to be sufficient to meet all future cash requirements.

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

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

        NONE

Item 2. Changes in Securities and Use of Proceeds

        NONE

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

        NONE

Item 5. Other Information

        NONE

Item 6. Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adoptedpursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes -Oxley Act of 2002.(filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:   WNC & Associates, Inc.        General Partner of the Registrant




By:  /s/ Wilfred N. Cooper, Jr.
-------------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:  December 5, 2005




By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Senior Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:   December 5, 2005