Form 10-K
period 2004-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2008-02-15
CIK 1037156

UNITED STATES

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March, 31, 2004
                    For the fiscal year ended March, 31, 2005
                    For the fiscal year ended March, 31, 2006
                    For the fiscal year ended March, 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-26869


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          California                                             33-0761578
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

17782 Sky Park Circle,                                          92614-6404
Irvine, CA                                                      (zip code)
(Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

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

                                      NONE

PART I.

ITEM 1. BUSINESS

ORGANIZATION

WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") is a California limited partnership formed under the laws of the State of California on March 3, 1997 has commenced operations on August 20, 1998. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or limited liability company operating agreement (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement which was declared effective on June 23, 1997, a Prospectus dated June 23, 1997 and Supplements thereto, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units"), at a price of $1,000 per Partnership Unit. Since inception, the Partnership has received and accepted subscriptions for 20,500 Partnership Units in the amount of $20,456,595, net of dealer discounts of $16,100 and volume discounts of $27,305.
Holders of Partnership Units are referred to herein as "Limited Partners."

The Partnership shall continue in full force and effect until December 31, 2052 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

DESCRIPTION OF BUSINESS

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated March 3, 1997 as amended on August 29, 1997 ("Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the Local General Partner will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in fifteen Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2007, 2006, 2005 and 2004. Each of these Local Limited Partnerships owns a single Housing Complex that was eligible for the Low Income Housing Tax Credits, except for one Local Limited Partnership which owns three Housing Complexes. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

EXIT STRATEGY

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement, the sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

ITEM 1A.  RISK FACTORS

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

(a) RISKS ARISING FROM THE INTERNAL REVENUE CODE RULES GOVERNING LOW INCOME HOUSING TAX CREDITS

         LOW INCOME HOUSING TAX CREDITS MIGHT NOT BE AVAILABLE. If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

         LOW INCOME HOUSING TAX CREDITS MIGHT BE LESS THAN ANTICIPATED. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

     UNLESS A BOND IS POSTED OR A TREASURY DIRECT ACCOUNT IS ESTABLISHED, LOW INCOME HOUSING TAX CREDITS MAY BE RECAPTURED IF HOUSING COMPLEXES ARE NOT OWNED AND OPERATED FOR 15 YEARS. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

     o a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
     o the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be of a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

         SALES OF HOUSING COMPLEXES AFTER 15 YEARS ARE SUBJECT TO LIMITATIONS WHICH MAY IMPACT A LOCAL LIMITED PARTNERSHIP'S ABILITY TO SELL ITS HOUSING COMPLEX. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment actually agreed to may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

         LIMITED PARTNERS CAN ONLY USE LOW INCOME HOUSING TAX CREDITS IN LIMITED AMOUNTS. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

     o an unlimited amount of passive income, which is income from entities such as the Partnership, and
     o    $25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits. Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner's other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner's annual tax liability equal to $25,000 plus 75% of the Limited Partner's tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax. All of these concepts are extremely complicated.

(b) RISKS RELATED TO INVESTMENT IN LOCAL LIMITED PARTNERSHIPS AND HOUSING COMPLEXES

         BECAUSE THE PARTNERSHIP HAS FEW INVESTMENTS, EACH INVESTMENT WILL HAVE A GREAT IMPACT ON THE PARTNERSHIP'S RESULTS OF OPERATIONS. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

         THE FAILURE TO PAY MORTGAGE DEBT COULD RESULT IN A FORCED SALE OF A HOUSING COMPLEX. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

         THE PARTNERSHIP DOES NOT CONTROL THE LOCAL LIMITED PARTNERSHIPS AND MUST RELY ON THE LOCAL GENERAL PARTNERS. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

         HOUSING COMPLEXES SUBSIDIZED BY OTHER GOVERNMENT PROGRAMS ARE SUBJECT TO ADDITIONAL RULES WHICH MAY MAKE IT DIFFICULT TO OPERATE AND SELL HOUSING COMPLEXES. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

     o Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
     o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
     o Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
     o Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
     o Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.

     o Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
     o Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
     o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
     o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner's return may be derived only from the Low Income Housing Tax Credits and tax losses.

         UNINSURED CASUALTIES COULD RESULT IN LOSSES AND RECAPTURE. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

         HOUSING COMPLEXES WITHOUT FINANCING OR OPERATING SUBSIDIES MAY BE UNABLE TO PAY OPERATING EXPENSES. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the first 15 years of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

         THE PARTNERSHIP'S INVESTMENT PROTECTION POLICIES WILL BE WORTHLESS IF THE NET WORTH OF THE LOCAL GENERAL PARTNERS IS NOT SUFFICIENT TO SATISFY THEIR OBLIGATIONS. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner's obligations. The cost to enforce a Local General Partner's obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

         FLUCTUATING ECONOMIC CONDITIONS CAN REDUCE THE VALUE OF REAL ESTATE. Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

     o    the general and local job market,
     o    the availability and cost of mortgage financing,
     o    monetary inflation,
     o    tax, environmental, land use and zoning policies,
     o    the supply of and demand for similar properties,
     o    neighborhood conditions,
     o    the availability and cost of utilities and water.

(c) TAX RISKS OTHER THAN THOSE RELATING TO TAX CREDITS

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

         NO OPINION OF COUNSEL AS TO CERTAIN MATTERS. No legal opinion is obtained regarding matters:

     o    the determination of which depends on future factual circumstances,
     o    which are peculiar to individual Limited Partners, or
     o    which are not customarily the subject of an opinion.

The more significant of these matters include:

     o allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
     o characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
     o identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
     o applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
     o the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership's ability to realize its investment objectives.

         PASSIVE ACTIVITY RULES WILL LIMIT DEDUCTION OF THE PARTNERSHIP'S LOSSES AND IMPOSE TAX ON INTEREST INCOME. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

         THE PARTNERSHIP MAY EARN INTEREST INCOME ON ITS RESERVES AND LOANS. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

         AT RISK RULES MIGHT LIMIT DEDUCTION OF THE PARTNERSHIP'S LOSSES. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partner's ability to deduct Partnership losses to the sum of:

     o    the amount of cash the Limited Partner invests in the Partnership, and
     o the Limited Partner's share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

         TAX LIABILITY ON SALE OF A HOUSING COMPLEX OR LOCAL LIMITED PARTNERSHIP INTEREST MAY EXCEED THE CASH AVAILABLE FROM THE SALE. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

     o the sales proceeds plus the Partnership's share of the amount of indebtedness secured by the Housing Complex, and
     o the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

         ALTERNATIVE MINIMUM TAX LIABILITY COULD REDUCE A LIMITED PARTNER'S TAX BENEFITS. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

         IRS COULD AUDIT THE RETURNS OF THE PARTNERSHIP, THE LOCAL LIMITED PARTNERSHIPS OR THE LIMITED PARTNERS. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

         AN AUDIT OF THE PARTNERSHIP OR A LOCAL LIMITED PARTNERSHIP ALSO COULD RESULT IN AN AUDIT OF A LIMITED PARTNER. An audit of a Limited Partner's tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

         A SUCCESSFUL IRS CHALLENGE TO TAX ALLOCATIONS OF THE PARTNERSHIP OR A LOCAL LIMITED PARTNERSHIP WOULD REDUCE THE TAX BENEFITS OF AN INVESTMENT IN THE PARTNERSHIP. Under the Internal Revenue Code, a partnership's allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership's allocations do not have substantial economic effect, then the partnership's tax items are allocated in accordance with each partner's interest in the partnership. The IRS might challenge the allocations made by the
Partnership:

     o    between the Limited Partners and the General Partner,
     o    among the Limited Partners, or
     o    between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

         TAX LIABILITIES COULD ARISE IN LATER YEARS OF THE PARTNERSHIP. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

     o    unused passive losses from the Partnership or other investments, or
     o    current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

         IRS CHALLENGE TO TAX TREATMENT OF EXPENDITURES COULD REDUCE LOSSES. The IRS may contend that fees and payments of the Partnership or a Local Limited
Partnership:

     o    should be deductible over a longer period of time or in a later year,
     o    are excessive and may not be capitalized or deducted in full,
     o    should be capitalized and not deducted, or
     o    may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

     o the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
     o    the adjusted basis of a Housing Complex used to compute depreciation,
     o    the correct deduction of fees,
     o the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

         CHANGES IN TAX LAW MIGHT REDUCE THE VALUE OF LOW INCOME HOUSING TAX CREDITS. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor's income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

         NEW ADMINISTRATIVE OR JUDICIAL INTERPRETATIONS OF THE LAW MIGHT REDUCE THE VALUE OF TAX CREDITS. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

         STATE INCOME TAX LAWS MAY ADVERSELY AFFECT THE LIMITED PARTNERS. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

         THE TAX TREATMENT OF PARTICULAR ITEMS UNDER STATE OR LOCAL INCOME TAX LAWS MAY VARY MATERIALLY FROM THE FEDERAL INCOME TAX TREATMENT OF SUCH ITEMS. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d) RISKS RELATED TO THE PARTNERSHIP AND THE PARTNERSHIP AGREEMENT

         THE PARTNERSHIP MAY BE UNABLE TO TIMELY PROVIDE FINANCIAL REPORTS TO THE LIMITED PARTNERS WHICH WOULD ADVERSELY AFFECT THEIR ABILITY TO MONITOR PARTNERSHIP OPERATIONS. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

         LACK OF LIQUIDITY OF INVESTMENT. It is unlikely that a public market will develop for the purchase and sale of Partnership Units. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

         THE LIMITED PARTNERS WILL NOT CONTROL THE PARTNERSHIP AND MUST RELY TOTALLY ON THE GENERAL PARTNER. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

     o    remove the General Partner and elect a replacement general partner,
     o    amend the Partnership Agreement,
     o    terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

         LIMITATIONS ON LIABILITY OF THE GENERAL PARTNER TO THE PARTNERSHIP. The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners. The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

         PAYMENT OF FEES TO THE GENERAL PARTNER AND ITS AFFILIATES REDUCES CASH AVAILABLE FOR INVESTMENT IN LOCAL LIMITED PARTNERSHIPS. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income housing apartment complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

         ASSOCIATES AND ITS AFFILIATES ARE SERVING AS THE GENERAL PARTNERS OF MANY OTHER PARTNERSHIPS. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership`s capital in Local Limited Partnerships.

         THE INTERESTS OF LIMITED PARTNERS MAY CONFLICT WITH THE INTERESTS OF THE GENERAL PARTNER AND ITS AFFILIATES. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership.

         ANTICIPATED FUTURE AND EXISTING CASH RESOURCES OF THE PARTNERSHIP ARE NOT SUFFICIENT TO PAY EXISTING LIABILITIES OF THE PARTNERSHIP. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates or for the periods indicated:


                                                        ----------------------------  ----------------------------------------------
                                                           AS OF MARCH 31, 2007                   AS OF DECEMBER 31, 2006
                                                        ----------------------------  ----------------------------------------------
                                                             PARTNERSHIP'S                               ESTIMATED
                                                             TOTAL                                       AGGREGATE       MORTGAGE
                                                             INVESTMENT    AMOUNT OF                     LOW INCOME      BALANCES OF
                                         GENERAL             IN LOCAL      INVESTMENT     NUMBER         HOUSING         LOCAL
   LOCAL LIMITED                         PARTNER             LIMITED       PAID           OF      OCCU-  TAX             LIMITED
  PARTNERSHIP NAME        LOCATION       NAME                PARTNERSHIP   TO DATE        UNITS   PANCY  CREDITS(1)      PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------
Boonville                 Boonville,     Central Missouri
Associates I,             Missouri       Counties'
L.P.                                     Human Development
                                         Corporation          $ 2,195,000   $ 2,195,000    48      96%    $  3,027,000     $ 689,000

Brighton Ridge            Edgefield,     The Piedmont
Apartments, L.P.          South          Foundation of
                          Carolina       South Carolina,
                                         Inc.                     926,000       926,000    44      95%       1,302,000       790,000

Cotton Mill Elderly       Rock Island,   Elderly Living
Living Center, L.P.       Illinois       Development, Inc.
                                         and Quad Cities
                                         Redevelopment
                                         Resources, Inc.        1,040,000     1,040,000    31      90%       1,445,000       731,000

Country Club Investors,   Richmond,      Mark-Dana
L.P.                      Virginia       Corporation              305,000       305,000    97      98%         359,000     2,557,000

Desloge Associates I,     Desloge,       East Missouri
L.P.                      Missouri       Action Agency, Inc.    1,059,000     1,059,000    32      97%       1,629,000       537,000

Kechel Towers, L.P.       Logansport,    Compass Square
                          Indiana        Development
                                         Corporation            1,348,000     1,348,000    23     100%       1,258,000       246,000

Ottawa I, L.P.            Oglesby,       Michael K. Moore
                          Illinois                                403,000       403,000    32      94%         592,000     1,440,000

Preservation Partners I,  Pontiac and    Michael K. Moore and
L.P.                      Taylorville,   Affordable Housing
                          Illinois       Development Fund, Inc.   514,000       514,000    60      84%         756,000     1,945,000

St. Susanne Associates    Mt. Vernon,    Southwind Community
I, L.P.                   Missouri       Development              255,000       255,000    16     100%         337,000       644,000

Summer Wood Ltd.          Camden,        ACHR Housing
                          Alabama        Corporation            1,237,000     1,237,000    32      94%       1,707,000       867,000



                                                        ----------------------------  ----------------------------------------------
                                                           AS OF MARCH 31, 2007                   AS OF DECEMBER 31, 2006
                                                        ----------------------------  ----------------------------------------------
                                                             PARTNERSHIP'S                               ESTIMATED
                                                             TOTAL                                       AGGREGATE       MORTGAGE
                                                             INVESTMENT    AMOUNT OF                     LOW INCOME      BALANCES OF
                                         GENERAL             IN LOCAL      INVESTMENT     NUMBER         HOUSING         LOCAL
   LOCAL LIMITED                         PARTNER             LIMITED       PAID           OF      OCCU-  TAX             LIMITED
  PARTNERSHIP NAME        LOCATION       NAME                PARTNERSHIP   TO DATE        UNITS   PANCY  CREDITS(1)      PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Trenton Village           Trenton,       MBL Development,
Apartments, L.P.          Missouri       Co.                    1,018,000     1,018,000    32     100%       1,497,000       618,000

United Development Co.,   Memphis,       Harold E. Buehler,
L.P. - 97.0.              Tennessee      Sr. and Jo Ellen
                                         Buehler                2,813,000     2,813,000    60      98%       4,107,000     1,236,000

Wagner Partnership        Wagner,        Lutheran Social
99 Limited Partnership    South Dakota   Services of South
                                         Dakota and Weinburg
                                         Investments, Inc.        232,000       232,000    26      85%         334,000       770,000

West Liberty Family       West Liberty,  Joe B. Curd, Jr.
Apartments, Ltd.          Kentucky       and Janie Sheets Curd    351,000       298,000    20      95%         474,000     1,178,000

West Mobile County        Theodore,      Apartment Developers,
Housing, Ltd.             Alabama        Inc. and Thomas H.
                                         Cooksey                1,059,000     1,059,000    55      89%       2,543,000     1,291,000
                                                              -----------   -----------  ----    ----      -----------   -----------

                                                              $14,755,000   $14,702,000   608      94%     $21,367,000   $15,539,000
                                                              ===========   ===========  ====    ====      ===========   ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing
Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 67% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the
Limited Partners.



                            ------------------------------------------------------------------------
                                               FOR THE YEAR ENDED DECEMBER 31, 2006
                            ------------------------------------------------------------------------
                                                                                LOW INCOME HOUSING
   LOCAL LIMITED                                                               TAX CREDITS ALLOCATED
  PARTNERSHIP NAME                     RENTAL INCOME        NET LOSS               TO PARTNERSHIP
-----------------------------------------------------------------------   --------------------------

Boonville Associates I,
L.P.                                         $172,000         (96,000)                       99.97%

Brighton Ridge Apartments
L.P.                                          263,000         (49,000)                       98.99%

Cotton Mill Elderly Living
Center, L.P.                                  152,000         (59,000)                       99.98%

Country Club Investors,
L.P.                                          657,000         (65,000)                       66.99%

Desloge Associates I, L.P.                    101,000         (53,000)                       99.89%

Kechel Towers, L.P.                           107,000        (112,000)                       99.98%

Ottawa I, L.P.                                163,000         (37,000)                       99.98%

Preservation Partners I,
L.P.                                          271,000         (67,000)                       99.98%

St. Susanne Associates I,
L.P.                                           81,000         (12,000)                       99.98%

Summer Wood Ltd.                               92,000         (36,000)                       99.98%

Trenton Village
Apartments, L.P.                              117,000         (24,000)                       99.97%

United Development Co.
L.P. 97.0, L.P.                               458,000        (190,000)                       99.98%

Wagner Partnership
99 Limited Partnership                        109,000         (40,000)                       99.98%

West Liberty Family
Apartments, Ltd.                               61,000         (46,000)                       99.98%

West Mobile County
Housing, Ltd.                                 208,000         (75,000)                       99.98%
                                          -----------     -----------

                                           $3,012,000       $(961,000)
                                          ===========     ===========



                                                        ----------------------------  ----------------------------------------------
                                                           AS OF MARCH 31, 2006                   AS OF DECEMBER 31, 2005
                                                        ----------------------------  ----------------------------------------------
                                                             PARTNERSHIP'S                               ESTIMATED
                                                             TOTAL                                       AGGREGATE       MORTGAGE
                                                             INVESTMENT    AMOUNT OF                     LOW INCOME      BALANCES OF
                                         GENERAL             IN LOCAL      INVESTMENT     NUMBER         HOUSING         LOCAL
   LOCAL LIMITED                         PARTNER             LIMITED       PAID           OF      OCCU-  TAX             LIMITED
  PARTNERSHIP NAME        LOCATION       NAME                PARTNERSHIP   TO DATE        UNITS   PANCY  CREDITS(1)      PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Boonville Associates I,   Boonville,     Central Missouri
L.P.                      Missouri       Counties' Human
                                         Development
                                         Corporation           $2,195,000    $2,195,000    48      96%      $3,027,000      $714,000

Brighton Ridge            Edgefield,     The Piedmont
Apartments, L.P.          South          Foundation of South
                          Carolina       Carolina, Inc.           926,000       926,000    44      95%       1,302,000       837,000

Cotton Mill Elderly       Rock Island,   Elderly Living
Living Center, L.P.       Illinois       Development Inc. and
                                         Quad Cities
                                         Redevelopment
                                         Resources, Inc.        1,040,000     1,040,000    31      87%       1,445,000       741,000

Country Club Investors,   Richmond,      Mark-Dana
L.P.                      Virginia       Corporation              305,000       305,000    97      97%         359,000     2,602,000

Desloge Associates I,     Desloge,       East Missouri
L.P.                      Missouri       Action Agency, Inc.    1,059,000     1,059,000    32     100%       1,629,000       551,000

Kechel Towers, L.P.       Logansport,    Compass Square
                          Indiana        Development
                                         Corporation            1,348,000     1,348,000    23     100%       1,258,000       657,000

Ottawa I, L.P.            Oglesby,       Michael K. Moore
                          Illinois                                403,000       403,000    32      97%         592,000     1,452,000

Preservation Partners I,  Pontiac and    Michael K. Moore and
L.P.                      Taylorville,   Affordable Housing
                          Illinois       Development Fund, Inc.   514,000       514,000    60      94%         756,000     1,964,000

St. Susanne Associates    Mt. Vernon,    Southwind Community
I, L.P.                   Missouri       Development              255,000       255,000    16     100%         337,000       647,000

Summer Wood Ltd.          Camden,        ACHR Housing
                          Alabama        Corporation            1,237,000     1,237,000    32      97%       1,707,000       840,000



                                                        ----------------------------  ----------------------------------------------
                                                           AS OF MARCH 31, 2006                   AS OF DECEMBER 31, 2005
                                                        ----------------------------  ----------------------------------------------
                                                             PARTNERSHIP'S                               ESTIMATED
                                                             TOTAL                                       AGGREGATE       MORTGAGE
                                                             INVESTMENT    AMOUNT OF                     LOW INCOME      BALANCES OF
                                         GENERAL             IN LOCAL      INVESTMENT     NUMBER         HOUSING         LOCAL
   LOCAL LIMITED                         PARTNER             LIMITED       PAID           OF      OCCU-  TAX             LIMITED
  PARTNERSHIP NAME        LOCATION       NAME                PARTNERSHIP   TO DATE        UNITS   PANCY  CREDITS(1)      PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Trenton Village           Trenton,       MBL Development,
Apartments, L.P.          Missouri       Co.                    1,018,000     1,018,000    32     100%       1,497,000       634,000

United Development Co.,   Memphis,       Harold E. Buehler,
L.P. - 97.0.              Tennessee      Sr. and Jo Ellen
                                         Buehler                2,813,000     2,813,000    60      90%       4,107,000     1,253,000

Wagner Partnership        Wagner,        Lutheran Social
99 Limited Partnership    South Dakota   Services of South
                                         Dakota and Weinburg
                                         Investments, Inc.        232,000       232,000    26      88%         334,000       772,000

West Liberty Family       West Liberty,  Joe B. Curd, Jr.
Apartments, Ltd.          Kentucky       and Janie Sheets Curd    351,000       298,000    20      75%         474,000     1,173,000

West Mobile County        Theodore,      Apartment Developers,
Housing, Ltd.             Alabama        Inc. and Thomas H.
                                         Cooksey                1,059,000     1,059,000    55      95%       2,543,000     1,310,000
                                                              -----------   -----------  ----    ----      -----------   -----------

                                                              $14,755,000   $14,702,000   608      94%     $21,367,000   $16,147,000
                                                              ===========   ===========  ====    ====      ===========   ===========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing
Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 57% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the
Limited Partners.



                            ---------------------------------------------------------------------
                                            FOR THE YEAR ENDED DECEMBER 31, 2005
                            ---------------------------------------------------------------------
                                                                                LOW INCOME HOUSING
   LOCAL LIMITED                                            NET INCOME        TAX CREDITS ALLOCATED
  PARTNERSHIP NAME                     RENTAL INCOME          (LOSS)            TO PARTNERSHIP
-----------------------------------------------------------------------   --------------------------

Boonville Associates I,
L.P.                                         $167,000       $(102,000)                    99.97%

Brighton Ridge Apartments
L.P.                                          271,000           8,000                     98.99%

Cotton Mill Elderly Living
Center, L.P.                                  144,000         (74,000)                    99.98%

Country Club Investors,
L.P.                                          609,000         (57,000)                    66.99%

Desloge Associates I, L.P.                     96,000         (54,000)                    99.89%

Kechel Towers, L.P.                           103,000         (81,000)                    99.98%

Ottawa I, L.P.                                141,000         (63,000)                    99.98%

Preservation Partners I,
L.P.                                          273,000         (60,000)                    99.98%

St. Susanne Associates I,
L.P.                                           81,000          (7,000)                    99.98%

Summer Wood Ltd.                               85,000         (48,000)                    99.98%

Trenton Village
Apartments, L.P.                              112,000         (31,000)                    99.97%

United Development Co.
L.P. 97.0, L.P.                               362,000        (153,000)                    99.98%

Wagner Partnership
99 Limited Partnership                         98,000         (54,000)                    99.98%

West Liberty Family
Apartments, Ltd.                               53,000         (46,000)                    99.98%

West Mobile County
Housing, Ltd.                                 204,000         (79,000)                    99.98%
                                          -----------      ----------

                                          $ 2,799,000      $ (901,000)
                                          ===========      ==========



                                                        ----------------------------  ----------------------------------------------
                                                           AS OF MARCH 31, 2005                   AS OF DECEMBER 31, 2004
                                                        ----------------------------  ----------------------------------------------
                                                             PARTNERSHIP'S                               ESTIMATED
                                                             TOTAL                                       AGGREGATE       MORTGAGE
                                                             INVESTMENT    AMOUNT OF                     LOW INCOME      BALANCES OF
                                         GENERAL             IN LOCAL      INVESTMENT     NUMBER         HOUSING         LOCAL
   LOCAL LIMITED                         PARTNER             LIMITED       PAID           OF      OCCU-  TAX             LIMITED
  PARTNERSHIP NAME        LOCATION       NAME                PARTNERSHIP   TO DATE        UNITS   PANCY  CREDITS(1)      PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Boonville Associates I,   Boonville,     Central Missouri
L.P.                      Missouri       Counties' Human
                                         Development
                                         Corporation           $2,195,000    $2,195,000    48     100%      $3,027,000      $737,000

Brighton Ridge            Edgefield,     The Piedmont
Apartments, L.P.          South          Foundation of South
                          Carolina       Carolina, Inc.           926,000       926,000    44      91%       1,302,000       883,000

Cotton Mill Elderly       Rock Island,   Elderly Living
Living Center, L.P.       Illinois       Development Inc. and
                                         Quad Cities
                                         Redevelopment
                                         Resources, Inc.        1,040,000     1,040,000    31      81%       1,445,000       751,000

Country Club Investors,   Richmond,      Mark-Dana
L.P.                      Virginia       Corporation              305,000       305,000    97      86%         359,000     2,643,000

Desloge Associates I,     Desloge,       East Missouri
L.P.                      Missouri       Action Agency, Inc.    1,059,000     1,059,000    32     100%       1,629,000       565,000

Kechel Towers, L.P.       Logansport,    Compass Square
                          Indiana        Development
                                         Corporation            1,348,000     1,348,000    23     100%       1,258,000       660,000

Ottawa I, L.P.            Oglesby,       Michael K. Moore
                          Illinois                                403,000       403,000    32      94%         592,000     1,462,000

Preservation Partners I,  Pontiac and    Michael K. Moore and
L.P.                      Taylorville,   Affordable Housing
                          Illinois       Development Fund, Inc.   514,000       514,000    60      91%         756,000     1,979,000

St. Susanne Associates    Mt. Vernon,    Southwind Community
I, L.P.                   Missouri       Development              255,000       255,000    16     100%         337,000       649,000

Summer Wood Ltd.          Camden,        ACHR Housing
                          Alabama        Corporation            1,237,000     1,237,000    32      88%       1,707,000       841,000




                                                        ----------------------------  ----------------------------------------------
                                                           AS OF MARCH 31, 2005                   AS OF DECEMBER 31, 2004
                                                        ----------------------------  ----------------------------------------------
                                                             PARTNERSHIP'S                               ESTIMATED
                                                             TOTAL                                       AGGREGATE       MORTGAGE
                                                             INVESTMENT    AMOUNT OF                     LOW INCOME      BALANCES OF
                                         GENERAL             IN LOCAL      INVESTMENT     NUMBER         HOUSING         LOCAL
   LOCAL LIMITED                         PARTNER             LIMITED       PAID           OF      OCCU-  TAX             LIMITED
  PARTNERSHIP NAME        LOCATION       NAME                PARTNERSHIP   TO DATE        UNITS   PANCY  CREDITS(1)      PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Trenton Village           Trenton,       MBL Development,
Apartments, L.P.          Missouri       Co.                    1,018,000     1,018,000    32     100%       1,497,000       650,000

United Development Co.,   Memphis,       Harold E. Buehler,
L.P. - 97.0.              Tennessee      Sr. and Jo Ellen
                                         Buehler                2,813,000     2,813,000    60      95%       4,107,000     1,265,000

Wagner Partnership        Wagner,        Lutheran Social
99 Limited Partnership    South Dakota   Services of South
                                         Dakota and Weinburg
                                         Investments, Inc.        232,000       232,000    26      85%         334,000       775,000

West Liberty Family       West Liberty,  Joe B. Curd, Jr.
Apartments, Ltd.          Kentucky       and Janie Sheets Curd    351,000       298,000    20      85%         474,000     1,169,000

West Mobile County        Theodore,      Apartment Developers,
Housing, Ltd.             Alabama        Inc. and Thomas H.
                                         Cooksey                1,059,000     1,059,000    55      95%       2,543,000     1,328,000
                                                              -----------   -----------  ----    ----      -----------   -----------

                                                              $14,755,000   $14,702,000   608      92%     $21,367,000   $16,357,000
                                                              ===========   ===========  ====    ====      ===========   ===========


(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing
Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 47% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the
Limited Partners.




                            ---------------------------------------------------------------------
                                            FOR THE YEAR ENDED DECEMBER 31, 2004
                            ---------------------------------------------------------------------
                                                                                LOW INCOME HOUSING
   LOCAL LIMITED                                                              TAX CREDITS ALLOCATED
  PARTNERSHIP NAME                     RENTAL INCOME        NET LOSS             TO PARTNERSHIP
-----------------------------------------------------------------------   --------------------------

Boonville Associates I,
L.P.                                         $167,000       $(139,000)                    99.97%

Brighton Ridge Apartments
L.P.                                          257,000         (44,000)                    98.99%

Cotton Mill Elderly Living
Center, L.P.                                  128,000         (91,000)                    99.98%

Country Club Investors,
L.P.                                          579,000         (60,000)                    66.99%

Desloge Associates I, L.P.                     95,000         (52,000)                    99.89%

Kechel Towers, L.P.                           102,000         (62,000)                    99.98%

Ottawa I, L.P.                                141,000         (63,000)                    99.98%

Preservation Partners I,
L.P.                                          269,000         (89,000)                    99.98%

St. Susanne Associates I,
L.P.                                           79,000         (10,000)                    99.98%

Summer Wood Ltd.                               62,000         (66,000)                    99.98%

Trenton Village
Apartments, L.P.                              116,000         (27,000)                    99.97%

United Development Co.
L.P. 97.0, L.P.                               488,000        (106,000)                    99.98%

Wagner Partnership
99 Limited Partnership                         97,000         (59,000)                    99.98%

West Liberty Family
Apartments, Ltd.                               53,000         (52,000)                    99.98%

West Mobile County
Housing, Ltd.                                 193,000         (89,000)                    99.98%
                                           ----------     -----------
                                           $2,826,000     $(1,009,000)
                                           ==========     ===========




                                                        ----------------------------  ----------------------------------------------
                                                           AS OF MARCH 31, 2004                   AS OF DECEMBER 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                             PARTNERSHIP'S                               ESTIMATED
                                                             TOTAL                                       AGGREGATE       MORTGAGE
                                                             INVESTMENT    AMOUNT OF                     LOW INCOME      BALANCES OF
                                         GENERAL             IN LOCAL      INVESTMENT     NUMBER         HOUSING         LOCAL
   LOCAL LIMITED                         PARTNER             LIMITED       PAID           OF      OCCU-  TAX             LIMITED
  PARTNERSHIP NAME        LOCATION       NAME                PARTNERSHIP   TO DATE        UNITS   PANCY  CREDITS(1)      PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Boonville Associates I,   Boonville,     Central Missouri
L.P.                      Missouri       Counties' Human
                                         Development
                                         Corporation           $2,195,000    $2,195,000    48     100%      $3,027,000      $761,000

Brighton Ridge            Edgefield,     The Piedmont
Apartments, L.P.          South          Foundation of South
                          Carolina       Carolina, Inc.           926,000       926,000    44     100%       1,302,000       927,000

Cotton Mill Elderly       Rock Island,   Elderly Living
Living Center, L.P.       Illinois       Development Inc. and
                                         Quad Cities
                                         Redevelopment
                                         Resources, Inc.        1,040,000     1,040,000    31      84%       1,445,000       760,000

Country Club Investors,   Richmond,      Mark-Dana
L.P.                      Virginia       Corporation              305,000       305,000    97      99%         359,000     2,681,000

Desloge Associates I,     Desloge,       East Missouri
L.P.                      Missouri       Action Agency, Inc.    1,059,000     1,059,000    32      94%       1,629,000       578,000

Kechel Towers, L.P.       Logansport,    Compass Square
                          Indiana        Development
                                         Corporation            1,348,000     1,191,000    23     100%       1,258,000       660,000

Ottawa I, L.P.            Oglesby,       Michael K. Moore
                          Illinois                                403,000       403,000    32      94%         592,000     1,472,000

Preservation Partners I,  Pontiac and    Michael K. Moore and
L.P.                      Taylorville,   Affordable Housing
                          Illinois       Development Fund, Inc.   514,000       514,000    60      89%         756,000     1,997,000

St. Susanne Associates    Mt. Vernon,    Southwind Community
I, L.P.                   Missouri       Development              255,000       255,000    16      94%         337,000       652,000

Summer Wood Ltd.          Camden,        ACHR Housing
                          Alabama        Corporation            1,237,000     1,237,000    32      88%       1,707,000       858,000




                                                        ----------------------------  ----------------------------------------------
                                                           AS OF MARCH 31, 2004                   AS OF DECEMBER 31, 2003
                                                        ----------------------------  ----------------------------------------------
                                                             PARTNERSHIP'S                               ESTIMATED
                                                             TOTAL                                       AGGREGATE       MORTGAGE
                                                             INVESTMENT    AMOUNT OF                     LOW INCOME      BALANCES OF
                                         GENERAL             IN LOCAL      INVESTMENT     NUMBER         HOUSING         LOCAL
   LOCAL LIMITED                         PARTNER             LIMITED       PAID           OF      OCCU-  TAX             LIMITED
  PARTNERSHIP NAME        LOCATION       NAME                PARTNERSHIP   TO DATE        UNITS   PANCY  CREDITS(1)      PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------------------

Trenton Village           Trenton,       MBL Development,
Apartments, L.P.          Missouri       Co.                    1,018,000     1,018,000    32      97%       1,497,000       666,000

United Development Co.,   Memphis,       Harold E. Buehler,
L.P. - 97.0.              Tennessee      Sr. and Jo Ellen
                                         Buehler                2,813,000     2,813,000    60     100%       4,107,000     1,275,000

Wagner Partnership        Wagner,        Lutheran Social
99 Limited Partnership    South Dakota   Services of South
                                         Dakota and Weinburg
                                         Investments, Inc.        232,000       232,000    26      77%         334,000       777,000

West Liberty Family       West Liberty,  Joe B. Curd, Jr.
Apartments, Ltd.          Kentucky       and Janie Sheets Curd    351,000       298,000    20      80%         474,000     1,164,000

West Mobile County        Theodore,      Apartment Developers,
Housing, Ltd.             Alabama        Inc. and Thomas H.
                                         Cooksey                1,059,000     1,059,000    55      85%       2,543,000     1,344,000
                                                              -----------   -----------  ----    ----      -----------   -----------

                                                              $14,755,000   $14,545,000   608      93%     $21,367,000   $16,168,000
                                                              ===========   ===========  ====    ====      ===========   ===========


(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing
Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 37% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the
Limited Partners.



                            ---------------------------------------------------------------------
                                            FOR THE YEAR ENDED DECEMBER 31, 2003
                            ---------------------------------------------------------------------
                                                                                LOW INCOME HOUSING
   LOCAL LIMITED                                                              TAX CREDITS ALLOCATED
  PARTNERSHIP NAME                     RENTAL INCOME        NET LOSS             TO PARTNERSHIP
-----------------------------------------------------------------------   --------------------------

Boonville Associates I,
L.P.                                         $167,000       $(107,000)                    99.97%

Brighton Ridge Apartments
L.P.                                          276,000          (1,000)                    98.99%

Cotton Mill Elderly Living
Center, L.P.                                  146,000        (100,000)                    99.98%

Country Club Investors,
L.P.                                          593,000          (1,000)                    66.99%

Desloge Associates I, L.P.                     93,000         (59,000)                    99.89%

Kechel Towers, L.P.                           101,000         (43,000)                    99.98%

Ottawa I, L.P.                                141,000         (69,000)                    99.98%

Preservation Partners I,
L.P.                                          277,000         (66,000)                    99.98%

St. Susanne Associates I,
L.P.                                           65,000         (19,000)                    99.98%

Summer Wood Ltd.                               61,000         (76,000)                    99.98%

Trenton Village
Apartments, L.P.                              110,000         (17,000)                    99.97%

United Development Co.
L.P. 97.0, L.P.                               488,000        (106,000)                    99.98%

Wagner Partnership
99 Limited Partnership                         94,000         (19,000)                    99.98%

West Liberty Family
Apartments, Ltd.                               58,000         (36,000)                    99.98%

West Mobile County
Housing, Ltd.                                 207,000         (69,000)                    99.98%
                                           ----------       ---------
                                           $2,877,000       $(788,000)
                                           ==========       =========



                                                          24

                                       34
ITEM 3.  LEGAL PROCEEDINGS

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF OF EQUITY SECURITIES

ITEM 5A.

a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)   At March 31, 2007, 2006, 2005 and 2004, there were 1,032, 1,028, 1,028, and
     1,014 Limited Partners, respectively, and 25, 23, 22, and 19, assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than, perhaps, refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

d) No securities are authorized for issuance by the Partnership under equity compensation plans.

e)   The Partnership does not issue common stock

f) No unregistered securities were sold by the Partnership during the years ended March 31, 2007, 2006, 2005 and 2004.

ITEM 5B. USE OF PROCEEDS

NOT APPLICABLE

ITEM 5C. PURCHASES OF EQUITY SECURITIES BY THE ISSUERS AND AFFILIATED PURCHASERS

NONE

ITEM 6.  SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                                            FOR THE YEARS ENDING MARCH 31,
                      -------------------------------------------------------------------------------------------------------------
                          2007          2006          2005         2004          2003          2002          2001           2000
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------

ASSETS
Cash and cash
  equivalents         $   297,309   $   349,942   $   433,376   $   659,789   $   722,715   $   751,327   $ 1,152,887   $ 4,501,538
Investments in
  Local Limited
  Partnerships, net     7,220,253     9,162,119    11,080,713    12,651,097    13,562,908    14,585,268    15,439,696    13,829,634
Loans receivable               --            --            --            --            --        50,000        50,000       154,878
Other assets                  160           160           160           160         7,436         2,059           170        31,378
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------

    TOTAL ASSETS      $ 7,517,722   $ 9,512,221   $11,514,249   $13,311,046   $14,293,059   $15,388,654   $16,642,753   $18,517,428
                      ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========


LIABILITIES
Payables to Local
  Limited
  Partnerships        $    52,570   $    52,570   $    52,570   $   209,461   $   246,175   $   246,185   $   238,129   $ 1,252,287
Accrued expenses               --            --        14,950        12,640            --            --            --            --
Accrued fees and
  expenses due to
  General Partner
  and affiliates           89,951        81,478        76,303        62,237        42,903        43,577        22,952        35,171

PARTNERS' EQUITY        7,375,201     9,378,173    11,370,426    13,026,708    14,003,981    15,098,892    16,381,672    17,229,970
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------

   TOTAL LIABILITIES
    AND PARTNERS'
    EQUITY            $ 7,517,722   $ 9,512,221   $11,514,249   $13,311,046   $14,293,059   $15,388,654   $16,642,753   $18,517,428
                      ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========








Selected results of operations, cash flows and other information for the Partnership are as follows:


                                                            FOR THE YEARS ENDING MARCH 31,
                      -------------------------------------------------------------------------------------------------------------
                          2007          2006          2005         2004          2003          2002          2001           2000
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Net loss from
  operations (Note 1) $(1,168,437)  $(1,136,942)  $  (549,782)  $  (191,831)  $  (366,163)  $  (179,094)  $  (157,918)  $  (139,440)
Equity in losses from
  Local Limited
  Partnerships           (835,959)     (857,201)   (1,109,658)     (790,609)     (739,166)   (1,136,238)     (813,901)     (520,281)
Other losses                   --            --            --            --            --            --            --       (85,727)
Interest income             1,424         1,890         3,158         5,167        10,418        32,552       118,871       237,012
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
NET LOSS              $(2,002,972)  $(1,992,253)  $(1,656,282)  $  (977,273)  $(1,094,911)  $(1,282,780)  $  (852,948)  $  (508,436)
                      ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

NET LOSS ALLOCATED TO:
  General Partner     $   (20,030)  $   (19,923)  $   (16,563)  $    (9,773)  $   (10,949)  $   (12,828)  $    (8,529)  $    (5,084)
                      ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

  Limited Partners    $(1,982,942)  $(1,972,330)  $(1,639,719)  $  (967,500)  $(1,083,962)  $(1,269,952)  $  (844,419)  $  (503,352)
                      ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

NET LOSS PER
  PARTNERSHIP UNIT    $    (96.73)  $    (96.21)  $    (79.99)  $    (47.20)  $    (52.88)  $    (61.95)  $    (41.19)  $    (25.55)
                      ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

OUTSTANDING WEIGHTED
   PARTNERSHIP UNITS       20,500        20,500        20,500        20,500        20,500        20,500        20,500        19,697
                      ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========


Note 1 - Loss from operations for the years ended March 31, 2007, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 include a charge for impairment losses on investments in Local Limited Partnerships of $1,054,872, $1,010,154, $408,644, $55,384, $231,646, $0, $0 and
$0, respectively. (See Note 2 to the financial statements.)





                                                            FOR THE YEARS ENDING MARCH 31,
                      -------------------------------------------------------------------------------------------------------------
                          2007          2006          2005         2004          2003          2002          2001           2000
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------

NET CASH PROVIDED BY
 (USED IN):

 Operating activities $   (55,363)  $  (86,165)   $   (70,056)  $   (40,482)  $   (78,602)  $   (76,258)  $    56,115   $    28,533
 Investing activities       2,730         2,731      (156,357)      (22,444)       49,990      (325,302)   (3,403,846)   (6,692,518)
 Financing activities          --            --            --            --            --            --          (920)    8,474,858
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------


NET CHANGE IN CASH        (52,633)      (83,434)     (226,413)      (62,926)      (28,612)     (401,560)   (3,348,651)    1,810,873

CASH, BEGINNING OF
  PERIOD                  349,942       433,376       659,789       722,715       751,327     1,152,887     4,501,538     2,690,665
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------



CASH, END OF PERIOD   $   297,309   $   349,942   $   433,376   $   659,789   $   722,715   $   751,327   $ 1,152,887   $ 4,501,538
                      ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========


Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                         2006           2005         2004           2003          2002         2001          2000          1999
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Federal               $       104   $       104   $       104   $       104   $       101   $        84   $        72   $        25
State                          --            --            --            --            --            --            --            --
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Total                 $       104   $       104   $       104   $       104   $       101   $        84  $         72   $        25
                      ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========



                                                                 28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

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

METHOD OF ACCOUNTING FOR INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

CERTAIN RISKS AND UNCERTAINTIES

See Item 1A for a discussion of risks regarding the Partnership.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

FINANCIAL CONDITION

FOR THE YEAR ENDED MARCH 31, 2007

The Partnership's assets at March 31, 2007 consisted primarily of $297,000 in cash, and aggregate investments in fifteen Local Limited Partnerships of $7,220,000 (See "Method of Accounting for Investments in Local Limited Partnerships"). Liabilities at March 31, 2007 primarily consisted of $53,000 of estimated future capital contributions to the Local Limited Partnerships and $90,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

FOR THE YEAR ENDED MARCH 31, 2006

The Partnership's assets at March 31, 2006 consisted primarily of $350,000 in cash, and aggregate investments in fifteen Local Limited Partnerships of $9,162,000 (See "Method of Accounting for Investments in Local Limited Partnerships"). Liabilities at March 31, 2006 primarily consisted of $53,000 of estimated future capital contributions to the Local Limited Partnerships and $81,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

FOR THE YEAR ENDED MARCH 31, 2005

The Partnership's assets at March 31, 2005 consisted primarily of $433,000 in cash, and aggregate investments in fifteen Local Limited Partnerships of $11,081,000 (See "Method of Accounting for Investments in Local Limited Partnerships"). Liabilities at March 31, 2005 primarily consisted of $53,000 of estimated future capital contributions to the Local Limited Partnerships, $15,000 of accrued expenses, and $76,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

FOR THE YEAR ENDED MARCH 31, 2004

The Partnership's assets at March 31, 2004 consisted primarily of $660,000 in cash, and aggregate investments in fifteen Local Limited Partnerships of $12,651,000 (See "Method of Accounting for Investments in Local Limited Partnerships"). Liabilities at March 31, 2004 primarily consisted of $209,000 of estimated future capital contributions to the Local Limited Partnerships, $13,000 of accrued expenses, and $62,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006 The Partnerships net loss for the year ended March 31, 2007 was $(2,003,000), reflecting an increase of $(11,000) from the net loss experienced for the year ended March 31, 2006 of $(1,992,000). The increase in net loss is due to a decrease in the equity in losses of Local Limited Partnerships which decreased by $21,000 due to the Partnership not recognizing losses of three of the Local Limited Partnerships. As of the year ended March 31, 2006 the Partnership's investment in only two Local Limited Partnerships had reached zero and during the year ended March 31, 2007 one additional Local Limited Partnership reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The investments in such Local Limited Partnerships had reached $0 at December 31, 2005. That decrease was offset by an increase in loss from operations of $(31,000). The change in loss from operations is due to a $(45,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. During the year ended March 31, 2006 there was an advance for $11,000 made to a Local Limited Partnership which was also reserved in full as of March 31, 2006 which made up the $11,000 decrease in bad debt expense for the year ended March 31, 2007. The accounting and legal expense decreased by $6,000 for the year ended March 31, 2007 compared to the year ended March 31, 2006, due to a timing issue of the accounting work being performed. Due to a majority of the accounting work being performed during the year ended March 31, 2008, the Partnership expects a large increase for the year ended March 31, 2008. Reporting fee income decreased by $(5,000) for the year ended March 31, 2007 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Interest income decreased by $(1,000) due to the Partnerships cash balances decreasing.

YEAR ENDED MARCH 31, 2006 COMPARED TO YEAR ENDED MARCH 31, 2005 The Partnerships net loss for the year ended March 31, 2006 was $(1,992,000), reflecting an increase of $(336,000) from the net loss experienced for the year ended March 31, 2005 of $(1,656,000). That increase was largely due to an increase in loss from operations of $(587,000). The change in loss from operations is due to a $(602,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. During the year ended March 31, 2006 there was an advance for $11,000 made to a Local Limited Partnership which was also reserved in full as of March 31, 2006 which made up the $(11,000) increase in bad debt expense for the year ended March 31, 2006. The accounting and legal expense decreased by $12,000 for the year ended March 31, 2006 compared to the year ended March 31, 2005, due to a timing issue of the accounting work being performed. Due to a majority of the accounting work being performed during the year ended March 31, 2008, the Partnership expects a large increase for the year ended March 31, 2008. The other expenses decreased by $2,000 and amortization decreased by $3,000. The reporting fee income increase by $9,000 for the year ended March 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The increase in loss from operations was offset by a large decrease in the equity in losses of Local Limited Partnerships of $252,000 due to the Partnership not recognizing losses of two of the Local Limited Partnerships. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The investments in such Local Limited Partnerships had reached $0 at March 31, 2006. Interest income decreased by $(1,000) due to the Partnerships cash balances decreasing.

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004 The Partnerships net loss for the year ended March 31, 2005 was $(1,656,000), reflecting an increase of $(679,000) from the net loss experienced for the year ended March 31, 2004 of $(977,000). That increase was partially due to an increase in loss from operations of $(358,000). The change in loss from operations is due to a $(353,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. During the year ended March 31, 2004 there was an advance for $7,000 made to a Local Limited Partnership which was also reserved in full as of March 31, 2004 which made up the $7,000 decrease in bad debt expense for the year ended March 31, 2005. The accounting and legal expense decreased by $8,000 for the year ended March 31, 2005 compared to the year ended March 31, 2004, due to a timing issue of the accounting work being performed. Due to a majority of the accounting work being performed during the year ended March 31, 2008, the Partnership expects a large increase for the year ended March 31, 2008. The other expenses decreased by $3,000. The reporting fee income decreased by $(23,000) for the year ended March 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was also an increase in the equity in losses of Local Limited Partnerships of $(319,000) the equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Interest income decreased by $(2,000) due to the Partnerships cash balances decreasing.

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003 The Partnerships net loss for the year ended March 31, 2004 was $(977,000), reflecting a decrease of $118,000 from the net loss experienced for the year ended March 31, 2003 of $(1,095,000). That decrease was partially due to a decrease in loss from operations of $174,000. The change in loss from operations is due to a $176,000 decrease in impairment loss. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. During the year ended March 31, 2004 there was an advance for $7,000 made to a Local Limited Partnership which was also reserved in full as of March 31, 2004 which made up the $(7,000) increase in bad debt expense for the year ended March 31, 2004. The accounting and legal expense increased by $(10,000) for the year ended March 31, 2004 compared to the year ended March 31, 2003, due to a timing issue of the accounting work being performed. The other expenses decreased by $2,000. The reporting fee income increased by $13,000 for the year ended March 31, 2004 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The decrease in loss from operations was offset by an increase in the equity in losses of Local Limited Partnerships of $(51,000) the equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Interest income decreased by $(5,000) due to the Partnerships cash balances decreasing.

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002. The Partnerships net loss for the year ended March 31, 2003 was $(1,095,000), reflecting a decrease of $188,000 from the net loss experienced for the year ended March 31, 2002 of $(1,283,000). The decrease in net loss is due to a decrease in the equity in losses of Local Limited Partnerships which decreased by $397,000 due to an increase in occupancy as more of the Housing Complexes of the fifteen Local Limited Partnerships achieved stabilized occupancy, offset by an increase in operating expense of $(199,000), which was primarily due to a $(232,000) increase in impairment loss. The impairment loss is due to the fact that the net investment balance exceeded the remaining tax credits along with any residual value in one limited partnership. The remaining decrease was due to an increase of $12,000 in reporting fees offset by a $(22,000) decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006. The net decrease in cash during the year ended March 31, 2007 was $(53,000) compared to a net decrease in cash for the year ended March 31, 2006 of $(84,000). The net change of $31,000 was due to the decrease in net cash used in operating activities of $31,000. For the year ended March 31, 2006 the Partnership made an $11,000 advance to a Local Limited Partnership compared to no advances to Local Limited Partnerships during the year ended March 31, 2007. The advance was due to the Local Limited Partnership experiencing some cash flow issues. For the year ended March 31, 2007 the Partnership paid the General Partner and affiliates approximately $65,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $82,000 paid for the year ended March 31, 2006, which is a $17,000 decrease in cash used. The accrued fees and expenses due to General Partner and affiliate also increased by $8,000 for the year ended March 31, 2007.

YEAR ENDED MARCH 31, 2006 COMPARED TO YEAR ENDED MARCH 31, 2005. The net decrease in cash during the year ended March 31, 2006 was $(83,000) compared to a net decrease in cash for the year ended March 31, 2005 of $(226,000). The net change of $143,000 was primarily due to cash being used in investing activities of $156,000 for the year ended March 31, 2005 compared to $3,000 in cash being provided by investing activities for the year ended March 31, 2006. During the year ended March 31, 2006 the Partnership had received $3,000 in distributions from Local Limited Partnerships compared to $500 for the year ended March 31, 2005. Also for the year ended March 31, 2005 the Partnership made capital contribution payments to Local Limited Partnerships of $157,000 compared to $0 in paid capital contributions for the year ended March 31, 2006. During the year ended March 31, 2005 several Local Limited Partnerships met the criteria for final capital contribution payments. For the year ended March 31, 2006 the Partnership made an $(11,000) advance to a Local Limited Partnership compared to no advances to Local Limited Partnerships during the year ended March 31, 2005. The advance was due to the Local Limited Partnership experiencing some cash flow issues. For the year ended March 31, 2006 the Partnership paid the General Partner and affiliates approximately $82,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $77,000 paid for the year ended March 31, 2005, which is a $(5,000) increase in cash used for the year ended March 31, 2006.

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004. The net decrease in cash during the year ended March 31, 2005 was $(226,000) compared to a net decrease in cash for the year ended March 31, 2004 of $(63,000). The net change of $(163,000) was primarily due to cash being used in investing activities of $(156,000) for the year ended March 31, 2005 compared to $(22,000) in cash being used in investing activities for the year ended March 31, 2004. During the year ended March 31, 2005 the Partnership had received $500 in distributions from Local Limited Partnerships compared to $1,000 for the year ended March 31, 2004. Also for the year ended March 31, 2005 the Partnership made capital contribution payments to Local Limited Partnerships of $157,000 compared to $24,000 in paid capital contributions for the year ended March 31, 2004. During the year ended March 31, 2005 several Local Limited Partnerships met the criteria for final capital contribution payments to be made. For the year ended March 31, 2005 the Partnership paid the General Partner and affiliates approximately $77,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $73,000 paid for the year ended March 31, 2004, net difference of $(4,000) more cash used during March 31, 2005. Additionally, during the year ended March 31, 2005 the Partnership paid $(10,000) in accrued expenses leaving an additional $14,000 of unreimbursed expenses due to the General Partner and affiliate. The cash used in operating activities for the year ended March 31, 2004 included $7,000 for write-off of advances to a Local Limited Partnership.

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003. The net decrease in cash during the year ended March 31, 2004 was $(63,000) compared to a net decrease in cash for the year ended March 31, 2003 of $(29,000). This increase of $(34,000) was due to the net change in cash provided (used in) in investing activities of $(72,000), offset by a $38,000 decrease in cash used by operating activities. The change in cash provided (used in) investing activities was primarily due to a decline of $(50,000) of funds advanced to Local Limited Partnerships for pre-investment loans for the year ended December 31, 2003 as compared to $0 for the year ended December 31, 2004. For the year ended March 31, 2004 the Partnership made $(24,000) in capital contributions to Local Limited Partnerships that met the criteria for capital contribution payments. During the year ended December 31, 2004, the Partnership received $1,000 in distributions from Local Limited Partnerships compared to $0 received for the year ended March 31, 2003. Additionally, there was a $38,000 decrease in cash used for operating activities that was partially due to an increase in reporting fees of $13,000 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. For the year ended March 31, 2004 the Partnership paid the General Partner and affiliates approximately $73,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $109,000 paid for the year ended March 31, 2003, resulting in a net difference of $36,000 more cash used during March 31, 2003. The accrued fees and expenses due to General Partner and affiliate also increased by $(19,000) for the year ended March 31, 2004.

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002. The net decrease in cash during the year ended March 31, 2003 was $(29,000), compared to a net decrease in cash for the year ended March 31, 2002 of $(402,000). This change of $373,000 was primarily due to a decline in investing activities related to purchase of Limited Partnership interests of $335,000, a decline in distribution received from Local Limited Partnerships of $10,000 and the receipt of cash as a result of the repayment of a loan receivable in the amount of $50,000.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2007, to be sufficient to, meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership as disclosed below.

FUTURE CONTRACTUAL CASH OBLIGATIONS

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2007:

                                   2008       2009       2010        2011       2012      THEREAFTER      TOTAL
                                 ---------  ---------  ---------   ---------  ---------  ------------  ------------

Asset management fees(1)       $  150,264 $   63,892 $   63,892  $   63,892 $   63,892 $   2,427,938 $   2,833,770
Capital Contributions
   payable to Local Limited
   Partnerships                    52,570          -          -           -          -             -        52,570
                                 ---------  ---------  ---------   ---------  ---------  ------------  ------------
Total contractual cash
   obligations                 $  202,834 $   63,892 $   63,892  $   63,892 $   63,892 $   2,427,938 $   2,886,340
                                 =========  =========  =========   =========  =========  ============  ============

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2052. Amounts due to the General Partner as of March 31, 2007 have been included in the 2008 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees and capital contributions payable to Local Limited Partnerships, see Notes 2, 3 and 5 to the financial statements included elsewhere herein.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership has no off-balance sheet arrangements.

EXIT STRATEGY

See Item 1 for information in this regard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK

NOT APPLICABLE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) (the Partnership) as of March 31, 2007, 2006, 2005, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the five year period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships which investments represent $1,067,348, $1,491,170, and $2,194,533 of the total Partnership assets as of March 31, 2007, 2006 and 2005, respectively, and $(189,836), $(206,630) and
$(188,381) of the total Partnership loss for the years ended March 31, 2007, 2006 and 2005, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

     The March 31, 2002 financial statements were audited by other auditors, and their report thereon, dated June 4, 2003, stated that a significant portion of the financial statements of the local limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports had been furnished to them. Their opinion, insofar as it relates to the amounts included in the financial statements for the local limited partnerships which were audited by other auditors, was based solely on the reports of the other auditors. Additionally, their report stated that they were unable to obtain audited financial statements for one of the Partnership's investments, Cotton Mill Elderly Living Center, L.P. (Cotton Mill), as of and for the year ended December 31, 2001. The Partnership's investment in Cotton Mill totaled $770,000 (unaudited) as of March 31, 2002. The loss recorded by the Partnership with respect to its investment in Cotton Mill during the year ended March 31, 2002 totaled $(244,000) (unaudited). The report by the other auditors contained an audit scope limitation paragraph for the effects of such adjustments and disclosures, if any, as might have been determined to be necessary had an audit of the 2001 financial statements of Cotton Mill been obtained.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 (a California Limited Partnership) as of March 31, 2007, 2006, 2005, 2004 and 2003, and the results of its operations and its cash flows for the five year period then ended in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, based on our audits, and the reports of other auditors, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Reznick Group, P.C.
Bethesda, Maryland
February 15, 2008

                                           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                                           BALANCE SHEETS

                                                                                        MARCH 31,
                                                       ----------------------------------------------------------------------------

                                                           2007            2006            2005           2004             2003
                                                       ------------    ------------    ------------    ------------    ------------
ASSETS

Cash                                                   $    297,309    $    349,942    $    433,376    $    659,789    $    722,715
Investments in Local Limited Partnerships,
  net (Notes 2 and 3)                                     7,220,253       9,162,119      11,080,713      12,651,097      13,562,908
Other assets                                                    160             160             160             160           7,436
                                                       ------------    ------------    ------------    ------------    ------------

    Total Assets                                       $  7,517,722    $  9,512,221    $ 11,514,249    $ 13,311,046    $ 14,293,059
                                                       ============    ============    ============    ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to Local Limited Partnerships (Note 5)      $     52,570    $     52,570    $     52,570    $    209,461    $    246,175
  Accrued expenses                                               --              --          14,950          12,640              --
  Accrued fees and advances due to General
    Partner and affiliate (Note 3)                           89,951          81,478          76,303          62,237          42,903
                                                       ------------    ------------    ------------    ------------    ------------

    Total Liabilities                                       142,521         134,048         143,823         284,338         289,078
                                                       ------------    ------------    ------------    ------------    ------------

Partners' equity (deficit)
  General Partner                                         (130,727)       (110,697)        (90,774)        (74,211)        (64,438)
  Limited Partners (25,000 Partnership Units
    authorized; 20,500 Partnership Units
    issued and outstanding)                              7,505,928       9,488,870      11,461,200      13,100,919      14,068,419
                                                      ------------    ------------    ------------    ------------    ------------

    Total partners' equity (deficit)                     7,375,201       9,378,173      11,370,426      13,026,708      14,003,981
                                                      ------------    ------------    ------------    ------------    ------------

    Total Liabilities and Partners' Equity            $  7,517,722    $  9,512,221    $ 11,514,249    $ 13,311,046    $ 14,293,059
                                                      ============    ============    ============    ============    ============

                                           See accompanying notes to financial statements


                                         WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                               (A CALIFORNIA LIMITED PARTNERSHIP)

                                                    STATEMENTS OF OPERATIONS



                                                                  FOR THE YEARS ENDED MARCH 31,
                                         --------------------------------------------------------------------------------------
                                            2007           2006           2005           2004           2003            2002
                                         -----------    -----------    -----------    -----------    -----------    -----------

Reporting fees                           $     7,883    $    12,749    $     3,500    $    26,824    $    13,343    $     1,250
Distribution Income                               79             --             --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------    -----------

    Total income                               7,962         12,749          3,500         26,824         13,343          1,250
                                         -----------    -----------    -----------    -----------    -----------    -----------

Operating expenses:
  Amortization (Notes 2 and 3)                48,305         48,508         51,548         51,548         51,548         51,548
  Asset management fees (Note 3)              63,892         63,892         63,892         63,893         63,893         59,808
  Impairment (Note 2)                      1,054,872      1,010,154        408,644         55,384        231,646             --
  Accounting and legal fees                    3,214          9,173         20,777         29,286         19,372         23,840
  Write-off of bad debt (Note 2)                  --         11,416             --          7,276             --             --
  Other                                        6,116          6,548          8,421         11,268         13,047         45,148
                                         -----------    -----------    -----------    -----------    -----------    -----------
    Total operating expenses               1,176,399      1,149,691        553,282        218,655        379,506        180,344
                                         -----------    -----------    -----------    -----------    -----------    -----------

Loss from operations                      (1,168,437)    (1,136,942)      (549,782)      (191,831)      (366,163)      (179,094)

Equity in losses of Local Limited
  Partnerships (Note 2)                     (835,959)      (857,201)    (1,109,658)      (790,609)      (739,166)    (1,136,238)

Interest income                                1,424          1,890          3,158          5,167         10,418         32,552
                                         -----------    -----------    -----------    -----------    -----------    -----------

Net loss                                 $(2,002,972)   $(1,992,253)   $(1,656,282)   $  (977,273)   $(1,094,911)   $(1,282,780)
                                         ===========    ===========    ===========    ===========    ===========    ===========

Net loss allocated to:
  General Partner                        $   (20,030)   $   (19,923)   $   (16,563)   $    (9,773)   $   (10,949)   $   (12,828)
                                         ===========    ===========    ===========    ===========    ===========    ===========
  Limited Partners                       $(1,982,942)   $(1,972,330)   $(1,639,719)   $  (967,500)   $(1,083,962)   $(1,269,952)
                                         ===========    ===========    ===========    ===========    ===========    ===========

Net loss per Partnership Unit            $    (96.73)   $    (96.21)   $    (79.99)   $    (47.20)   $    (52.88)   $    (61.95)
                                         ===========    ===========    ===========    ===========    ===========    ===========

Outstanding weighted Partnership Units        20,500         20,500         20,500         20,500         20,500         20,500
                                         ===========    ===========    ===========    ===========    ===========    ===========


                                         See accompanying notes to financial statements



                       WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                             (A CALIFORNIA LIMITED PARTNERSHIP)

                          STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


                                                 GENERAL        LIMITED
                                                 PARTNER        PARTNERS          TOTAL
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2001   $    (40,661)   $ 16,422,333    $ 16,381,672

Net loss                                            (12,828)     (1,269,952)     (1,282,780)
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2002        (53,489)     15,152,381      15,098,892

Net loss                                            (10,949)     (1,083,962)     (1,094,911)
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2003        (64,438)     14,068,419      14,003,981

Net loss                                             (9,773)       (967,500)       (977,273)
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2004        (74,211)     13,100,919      13,026,708

Net loss                                            (16,563)     (1,639,719)     (1,656,282)
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2005        (90,774)     11,461,200      11,370,426

Net loss                                            (19,923)     (1,972,330)     (1,992,253)
                                               ------------    ------------    ------------
                                                   (110,697)      9,488,870       9,378,173
Partners' equity (deficit) at March 31, 2006

Net loss                                            (20,030)     (1,982,942)     (2,002,972)
                                               ------------    ------------    ------------

Partners' equity (deficit) at March 31, 2007   $   (130,727)   $  7,505,928    $  7,375,201
                                               ============    ============    ============

                       See accompanying notes to financial statements



                         WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                               (A CALIFORNIA LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS


                                                                FOR THE YEARS ENDED
                                                                      MARCH 31,
                                                      -----------------------------------------

                                                         2007           2006            2005
                                                      -----------    -----------    -----------

Cash flows from operating activities:
  Net loss                                            $(2,002,972)   $(1,992,253)   $(1,656,282)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Amortization                                           48,305         48,508         51,548
    Impairment loss                                     1,054,872      1,010,154        408,644
    Equity in losses of
      Local Limited Partnerships                          835,959        857,201      1,109,658
    Change in other assets                                     --             --             --
    Advances made to a Local Limited
      Partnership                                              --        (11,416)            --
    Write off of advances made to a Local
      Limited Partnership                                      --         11,416             --
    Change in accrued expenses                                 --        (14,950)         2,310
    Change in accrued fees and expenses due to
      General Partner and affiliates                        8,473          5,175         14,066
                                                      -----------    -----------    -----------

Net cash used in operating activities                     (55,363)       (86,165)       (70,056)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
   Investments in Local Limited Partnerships, net              --             --       (156,857)
   Loans receivable, net                                       --             --             --
   Distributions from Local Limited Partnerships            2,730          2,731            500
                                                      -----------    -----------    -----------

Net cash provided by (used in) investing activities         2,730          2,731       (156,357)
                                                      -----------    -----------    -----------

Net decrease in cash                                      (52,633)       (83,434)      (226,413)

Cash, beginning of year                                   349,942        433,376        659,789
                                                      -----------    -----------    -----------

Cash, end of year                                     $   297,309    $   349,942    $   433,376
                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                      $        --    $        --    $        --
                                                      ===========    ===========    ===========

   Taxes paid                                         $       800    $       800    $       800
                                                      ===========    ===========    ===========

                         See accompanying notes to financial statements


                         WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                               (A CALIFORNIA LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED
                                                                      MARCH 31,
                                                      -----------------------------------------

                                                         2004           2003           2002
                                                      -----------    -----------    -----------

Cash flows from operating activities:
  Net loss                                            $  (977,273)   $(1,094,911)   $(1,282,780)
  Adjustments to reconcile net loss to net cash
    provided by used in operating activities:
    Amortization                                           51,548         51,548         51,548
    Impairment loss                                        55,384        231,646             --
    Equity in losses of
      Local Limited Partnerships                          790,609        739,166      1,136,238
    Change in other assets                                     --         (5,377)        (1,889)
    Advances made to a Local Limited
      Partnership                                              --             --             --
    Write off of advances made to a Local
      Limited Partnership                                   7,276             --             --
    Change in accrued expenses                             12,640             --             --
    Change in accrued fees and expenses due to
    General Partner and affiliates                         19,334           (674)        20,625
                                                      -----------    -----------    -----------

Net cash used in operating activities                     (40,482)       (78,602)       (76,258)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
  Investments in Local Limited Partnerships, net          (23,791)           (10)      (335,137)
  Loans receivable, net                                        --         50,000             --
  Distributions from Local Limited Partnerships             1,347             --          9,835
                                                      -----------    -----------    -----------

Net cash provided by (used in) investing activities       (22,444)        49,990       (325,302)
                                                      -----------    -----------    -----------

Net decrease in cash                                      (62,926)       (28,612)      (401,560)

Cash, beginning of year                                   722,715        751,327      1,152,887
                                                      -----------    -----------    -----------

Cash, end of year                                     $   659,789    $   722,715    $   751,327
                                                      ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                      $        --    $        --    $    34,336
                                                      ===========    ===========    ===========

   Taxes paid                                         $       800    $       800    $       800
                                                      ===========    ===========    ===========

                         See accompanying notes to financial statements

                                               41

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 6, a California Limited Partnership (the "Partnership") was formed on March 3, 1997 under the laws of the State of California, and commenced operations on August 20, 1998. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes.

The general partner is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and president of Associates own substantially all the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units of limited partnership units ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

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

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2007 none of the Local Limited Partnerships had completed the 15 year compliance period.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnership. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2007, three investment accounts in Local Limited Partnerships had reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. For all periods presented, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2007, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liabilities and or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Reclassifications
-----------------

Certain reclassifications have been made to the 2003 and 2002 financial statements to be consistent with the 2007, 2006, 2005 and 2004 presentation.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the year ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 was $48,305, $48,508, $51,548, $51,548, $51,548
and $51,548, respectively.

Impairment
----------

A loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment's carrying amount to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 impairment expense related to investments in Local Limited Partnerships was $1,054,872, $1,010,154, $408,644, $55,384, $231,646 and $0, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For each of the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 impairment expense related to acquisition fees and costs was $17,828, $31,980, $40,833, $0, $0, and $0, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired Limited Partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex, except for one Local Limited Partnership which owns three Housing Complexes, consisting of an aggregate of 608 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The Partnership's Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2007, 2006, 2005, 2004 and 2003 are approximately $(1,642,000), $(642,000), $550,000, $1,041,000, and $1,148,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership's investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's Equity in losses of Local Limited Partnerships is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded impairment losses of $1,054,872, $1,010,154, $408,644, $55,384, $231,646, and
$0, during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

At March 31, 2007, 2006 and 2005 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2007, 2006 and 2005 amounting to approximately $120,000, $116,000 and $14,000, respectively, have not been recognized. As of March 31, 2007, the aggregate share of net losses not recognized by the Partnership amounted to $250,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

                                                            FOR THE YEARS ENDED
                                                                MARCH 31,
                                              --------------------------------------------

                                                  2007            2006             2005
                                              ------------    ------------    ------------

Investments per balance sheet,
  beginning of period                         $  9,162,119    $ 11,080,713    $ 12,651,097
Capital contributions paid, net                         --              --              --
Capital contributions payable                           --              --              --
Impairment loss                                 (1,054,872)     (1,010,154)       (408,644)
Equity in losses of Local Limited
  Partnerships                                    (835,959)       (857,201)     (1,109,658)
Tax credit adjustments                                  --              --             (34)
Amortization of paid acquisition
  fees and costs                                   (48,305)        (48,508)        (51,548)
Distributions received from Local
  Limited Partnerships                              (2,730)         (2,731)           (500)
                                              ------------    ------------    ------------

Investment per balance sheet, end of period   $  7,220,253    $  9,162,119    $ 11,080,713
                                              ============    ============    ============


                       WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                             (A CALIFORNIA LIMITED PARTNERSHIP)

                               NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                           FOR THE YEARS ENDED
                                                                MARCH 31,
                                              --------------------------------------------

                                                  2004            2003            2002
                                              ------------    ------------    ------------

Investments per balance sheet,
  beginning of period                         $ 13,562,908    $ 14,585,268    $ 15,439,696
Capital contributions paid, net                         --              --         298,125
Capital contributions payable                           --              --          52,605
Impairment loss                                    (55,384)       (231,646)             --

Equity in losses of Local Limited
  Partnerships                                    (790,609)       (739,166)     (1,136,238)
Tax credit adjustments                             (12,923)             --          (7,537)
Amortization of paid acquisition
  fees and costs                                   (51,548)        (51,548)        (51,548)
Distributions received from Local Limited
   Partnerships                                     (1,347)             --          (9,835)
                                              ------------    ------------    ------------

Investment per balance sheet, end of period   $ 12,651,097    $ 13,562,908    $ 14,585,268
                                              ============    ============    ============

                                                                 FOR THE YEARS
                                                                ENDED MARCH 31,
                                                    ---------------------------------------

                                                       2007          2006          2005
                                                    -----------   -----------   -----------

Investments in Local Limited Partnerships, net      $ 6,172,991   $ 8,048,724   $ 9,886,830
Acquisition fees and costs, net of accumulated
amortization of $499,072, $432,939 and $352,451       1,047,262     1,113,395     1,193,883
                                                    -----------   -----------   -----------
Investments per balance sheet, end of period        $ 7,220,253   $ 9,162,119   $11,080,713
                                                    ===========   ===========   ===========

                                                                  FOR THE YEARS
                                                                 ENDED MARCH 31,
                                                    ---------------------------------------

                                                       2004           2003          2002
                                                    -----------   -----------   -----------

Investments in Local Limited Partnerships, net      $11,364,833   $12,225,096   $13,195,908
Acquisition fees and costs, net of accumulated
amortization of $260,070, $208,522 and $156,974       1,286,264     1,337,812     1,389,360
                                                    -----------   -----------   -----------
Investments per balance sheet, end of period        $12,651,097   $13,562,908   $14,585,268
                                                    ===========   ===========   ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                                                                COMBINED CONDENSED BALANCE SHEETS
                                                     2006          2005         2004         2003           2002
                                                 -----------   -----------   -----------   -----------   -----------
ASSETS
BUILDINGS AND IMPROVEMENT (NET OF ACCUMULATED
  DEPRECIATION FOR 2006, 2005, 2004, 2003
  AND 2002 OF $8,966,000 $7,800,000,
  $6,611,000, $5,365,000, AND $3,988,000,
  RESPECTIVELY)                                  $26,583,000   $27,700,000   $28,633,000   $29,509,000   $30,692,000
LAND                                               1,719,000     1,719,000     1,719,000     1,714,000     1,714,000
DUE FROM AFFILIATES                                  169,000       120,000            --            --       170,000
OTHER ASSETS                                       1,310,000     1,472,000     1,493,000     1,601,000     1,391,000
                                                 -----------   -----------   -----------   -----------   -----------
    TOTAL ASSETS                                 $29,781,000   $31,011,000   $31,845,000   $32,824,000   $33,967,000
                                                 ===========   ===========   ===========   ===========   ===========

LIABILITIES
MORTGAGE AND CONSTRUCTION LOANS PAYABLE          $15,539,000   $16,147,000   $16,357,000   $16,168,000   $16,492,000
DUE TO AFFILIATES                                  1,919,000     1,580,000     1,585,000     1,842,000     1,775,000
OTHER LIABILITIES                                    745,000       738,000       675,000       460,000       471,000
                                                 -----------   -----------   -----------   -----------   -----------

    TOTAL LIABILITIES                             18,203,000    18,465,000    18,617,000    18,470,000    18,738,000
                                                 -----------   -----------   -----------   -----------   -----------
PARTNERS' CAPITAL
WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6     8,862,000     9,804,000     8,485,000    11,610,000    12,415,000
OTHER PARTNERS                                     2,716,000     2,742,000     4,743,000     2,744,000     2,814,000
                                                 -----------   -----------   -----------   -----------   -----------
    TOTAL PARTNERS' EQUITY                        11,578,000    12,546,000    13,228,000    14,354,000    15,229,000
                                                 -----------   -----------   -----------   -----------   -----------
      TOTAL LIABILITIES AND PARTNERS' EQUITY     $29,781,000   $31,011,000   $31,845,000   $32,824,000   $33,967,000
                                                 ===========   ===========   ===========   ===========   ===========



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                        COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                   2006           2005           2004
                                                -----------    -----------    -----------


REVENUES                                        $ 3,115,000    $ 2,932,000    $ 2,920,000
                                                -----------    -----------    -----------

EXPENSES:
    OPERATING EXPENSES                            2,253,000      1,956,000      2,027,000
    INTEREST EXPENSE                                657,000        685,000        667,000
    DEPRECIATION AND AMORTIZATION                 1,166,000      1,192,000      1,234,000
                                                -----------    -----------    -----------

      TOTAL EXPENSES                              4,076,000      3,833,000      3,928,000
                                                -----------    -----------    -----------

NET LOSS                                        $  (961,000)   $  (901,000)   $(1,008,000)
                                                ===========    ===========    ===========

NET LOSS ALLOCABLE TO THE PARTNERSHIP, BEFORE
   EQUITY IN LOSSES OF COTTON MILL              $  (939,000)   $  (882,000)   $  (988,000)
                                                ===========    ===========    ===========

NET LOSS RECORDED BY THE PARTNERSHIP            $  (836,000)   $  (857,000)   $(1,110,000)
                                                ===========    ===========    ===========



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                   2003            2002           2001
                                                -----------    -----------    -----------


REVENUES                                        $ 2,975,000    $ 2,835,000    $ 2,385,000
                                                -----------    -----------    -----------

EXPENSES:
    OPERATING EXPENSES                            1,829,000      1,768,000      1,569,000
    INTEREST EXPENSE                                681,000        674,000        610,000
    DEPRECIATION AND AMORTIZATION                 1,252,000      1,251,000      1,086,000
                                                -----------    -----------    -----------

      TOTAL EXPENSES                              3,762,000      3,693,000      3,265,000
                                                -----------    -----------    -----------

NET LOSS                                        $  (787,000)   $  (858,000)   $  (880,000)
                                                ===========    ===========    ===========

NET LOSS ALLOCABLE TO THE PARTNERSHIP, BEFORE
   EQUITY IN LOSSES OF COTTON MILL              $  (787,000)   $  (840,000)   $  (862,000)
                                                ===========    ===========    ===========

NET LOSS RECORDED BY THE PARTNERSHIP            $  (791,000)   $  (739,000)   $(1,136,000)
                                                ===========    ===========    ===========

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

During the years ended March 31, 2003 and 2002, the Partnership advanced one Local Limited Partnership a total of $7,276. These advances were used to fund certain nonrecurring operating expenses consisting primarily of accounting fees. The Partnership determined the recoverability of these advances to be doubtful and accordingly, has reserved the $7,276 as of March 31, 2004. During the year ended March 31, 2006 the Partnership advanced another Local Limited Partnership $11,416 which was determined to be uncollectible and as such the full amount was reserved.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 3-RELATED PARTY TRANSACTIONS, CONTINUED
--------------------------------------------

         Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs was $387,738, $337,218, $289,382, $241,546, and $193,710 as of March 31, 2007, 2006,
         2005, 2004 and 2003, respectively.

         Reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of all periods presented, the Partnership had incurred acquisition costs of $111,334 which have been included in Investments in Local Limited Partnerships. Accumulated amortization was $111,334, $95,721, $63,069, $18,524, and $14,812 as of March 31, 2007,
         2006, 2005, 2004 and 2003, respectively.

         An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $63,892, $63,892, $63,892, $63,893,
         $63,893, and $59,808, were incurred during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively, of which $37,032,
         $67,580, $54,064, $43,516, $65,110, and $40,548, were paid for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

         The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $27,700, $13,800, $22,700, $29,000, $44,000 and $33,000 during the years ended March 31,
         2007, 2006, 2005, 2004, 2003 and 2002, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                          MARCH 31,
                                                       -----------------------------------------------

                                                        2007      2006      2005      2004       2003
                                                       -------   -------   -------   -------   -------

Asset management fee payable                           $86,372   $59,512   $63,200   $53,372   $32,995
Expenses paid by the General Partner or an affiliate
   on behalf of the Partnership                          3,579    21,966    13,103     8,865     9,908
                                                       -------   -------   -------   -------   -------

     Total                                             $89,951   $81,478   $76,303   $62,237   $42,903
                                                       =======   =======   =======   =======   =======


                      WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                              NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31:

                                  JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
                                -----------    -----------    -----------    -----------
     2007
     ----

Income                          $        --    $     8,000    $        --    $        --

Operating expenses               (1,084,000)       (33,000)       (29,000)       (31,000)

Loss from operations             (1,084,000)       (25,000)       (29,000)       (31,000)

Equity in losses of Local
  Limited Partnerships             (209,000)      (209,000)      (219,000)      (199,000)

Interest income                       1,000          1,000             --             --

Net loss                         (1,292,000)      (233,000)      (248,000)      (230,000)

Net loss available to
  Limited Partners               (1,279,000)      (231,000)      (245,000)      (228,000)

Net loss per Partnership Unit           (62)           (11)           (12)           (11)


                                  JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
                                -----------    -----------    -----------    -----------
     2006
     ----

Income                          $     1,000    $     8,000    $        --    $     4,000

Operating expenses               (1,040,000)       (29,000)       (45,000)       (36,000)

Loss from operations             (1,039,000)       (21,000)       (45,000)       (32,000)

Equity in losses of Local
  Limited Partnerships             (239,000)      (204,000)      (204,000)      (210,000)

Interest income                       1,000             --             --          1,000

Net loss                         (1,277,000)      (225,000)      (249,000)      (241,000)

Net loss available to
  Limited Partners               (1,265,000)      (223,000)      (247,000)      (237,000)

Net loss per Partnership Unit           (62)           (11)           (12)           (12)


                      WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                              NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


                                  JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
                                -----------    -----------    -----------    -----------
     2005
     ----

Income                          $     3,000    $        --    $        --    $     1,000

Operating expenses                 (456,000)       (34,000)       (29,000)       (34,000)

Loss from operations               (453,000)       (34,000)       (29,000)       (33,000)

Equity in losses of Local
  Limited Partnerships             (264,000)      (264,000)      (264,000)      (318,000)

Interest income                       1,000          1,000             --          1,000

Net loss                           (716,000)      (297,000)      (293,000)      (350,000)

Net loss available to
  Limited Partners                 (709,000)      (294,000)      (290,000)      (347,000)

Net loss per Partnership Unit           (35)           (14)           (14)           (17)


                                  JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
                                -----------    -----------    -----------    -----------
     2004
     ----

Income                          $     1,000    $    21,000    $     2,000    $     3,000

Operating expenses                  (35,000)       (50,000)       (33,000)      (101,000)

Loss from operations                (34,000)       (29,000)       (31,000)       (98,000)

Equity in losses of Local
  Limited Partnerships             (206,000)      (206,000)      (178,000)      (201,000)

Interest income                       1,000          1,000          1,000          2,000

Net loss                           (239,000)      (234,000)      (208,000)      (297,000)

Net loss available to
  Limited Partners                 (237,000)      (231,000)      (206,000)      (294,000)

Net loss per Partnership Unit           (12)           (11)           (10)           (14)



                      WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                              NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


                                  JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
                                -----------    -----------    -----------    -----------
     2003
     ----

Income                          $     3,000    $     3,000    $     2,000    $    16,000

Operating expenses                  (36,000)       (38,000)       (37,000)      (269,000)

Equity in losses of Local
  Limited Partnerships             (265,000)      (265,000)      (176,000)       (33,000)

Net loss                           (298,000)      (300,000)      (211,000)      (286,000)

Net loss available to
  Limited Partners                 (295,000)      (297,000)      (209,000)      (283,000)

Net loss per Partnership Unit           (14)           (15)           (10)           (14)


                                  JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
                                -----------    -----------    -----------    -----------
     2002
     ----

Income                          $    15,000    $     5,000    $     9,000    $     4,000

Operating expenses                  (51,000)       (42,000)       (36,000)       (51,000)

Equity in losses of Local
  Limited Partnerships             (190,000)      (189,000)      (281,000)      (476,000)

Net loss                           (226,000)      (226,000)      (308,000)      (523,000)

Net loss available to
  Limited Partners                 (224,000)      (223,000)      (306,000)      (517,000)

Net loss per Partnership Unit           (11)           (11)           (15)           (25)



                                           55

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 5 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a) As of March 31 of each of the years 2007, 2006, 2005 and 2004, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of each period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the periods ended March 31, 2007, 2006, 2005, or 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

Neither the General Partner nor the Partnership has directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.                       Chairman
Wilfred N. Cooper, Jr.                       President and Chief Executive Officer
David N. Shafer, Esq.                        Executive Vice President
Michael J. Gaber                             Executive Vice President
Sylvester P. Garban                          Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                          Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth                      Vice President - Asset Management
Gregory S. Hand                              Vice President - Acquisitions
Melanie R. Wenk                              Vice President - Portfolio Management & Accounting

In addition to Wilfred N. Cooper, Sr., the directors of Associates are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are trusts established by the Coopers.

Wilfred N. Cooper, Sr., age 77, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Life Trustee of the National Housing Conference, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Board of Trustees of the National Housing Conference, and is a member of the Editorial Advisory Board of LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute, a member of the Orange County Advisory Board of US Bank, and a member of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 55, is an Executive Vice President, a member of the Acquisition Committee of, and oversees the New Markets Tax Credit operations of, Associates, and is responsible for the business development activities of WNC Community Preservation Partners. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 41, is an Executive Vice President, oversees the Originations, and the Acquisitions Departments, and is a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 61, is Senior Vice President - Institutional Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in domestic and multinational institutional real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a commercial real estate development and management firm. He was previously involved in operations management with The Taubman Company, an international regional mall developer. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 52, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, age 56, is Vice President - Asset Management of Associates and oversees WNC's asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for over 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 44, is Vice President - Acquisitions of, and oversees the property underwriting activities of, Associates. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, age 39, is Vice President - Portfolio Management & Accounting of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting, monitoring investment returns for all stabilized WNC institutional funds, and corporate accounting. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

(f)  Involvement in Certain Legal Proceedings
     ----------------------------------------

     Two Local Limited Partnerships invested in by other Associates-sponsored public limited partnerships were unable to meet their obligations as they became due, and each has filed a voluntary petition in bankruptcy. The local general partner of one of them is not affiliated with Associates. The original unaffiliated local general partner of the other was removed and replaced with a general partnership wholly-owned by two of the executive officers of Associates identified above.

(g)  Promoters and Control Persons
     -----------------------------

      Inapplicable.

(h)   Audit Committee Financial Expert, and (i) Identification of the audit
      ---------------------------------------------------------------------
      Committee
      ---------

      Neither the Partnership nor Associates has an audit committee.

(j)   Changes to Nominating Procedures
      --------------------------------

      Inapplicable.

(k)   Compliance With Section 16(a) of the Exchange Act
      -------------------------------------------------

      None.

(l)   Code of Ethics
      --------------

      Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

a. Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" means the sum of the Partnership's original Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $63,892, $63,892, $63,892, $63,893, $63,893,
      and $59,808 were incurred during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively, of which $37,302, $67,580,
      $54,064, $43,516, $65,110, and $40,548 were paid for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

b. Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 12% through December 31, 2008, and (ii) 6% for the balance of the Partnerships term. No such fee was incurred or paid in the three year period ending March 31, 2007.

c. Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $27,700, $13,800, $22,700, $29,000, $44,000, and $33,000 during the years ended March 31,
      2007, 2006, 2005, 2004, 2003 and 2002, respectively.

d. Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $21,400, $21,400, $21,300, $21,100, and $20,600, for the General Partner
      for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years March 31, 2007, 2006, 2005, 2004, 2003 and 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)   Securities Authorized for Issuance Under Equity Compensation Plans
      ------------------------------------------------------------------

      The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)   Security Ownership of Certain Beneficial Owners
      -----------------------------------------------

      No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)   Security Ownership of Management
      --------------------------------

      Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates, or its affiliates own directly or beneficially any Partnership Units.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

(a) The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.
(b)   The Partnership has no directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                               2007      2006       2005       2004       2003
                             -------    -------    -------    -------    -------

Audit Fees                   $    --    $ 6,350    $16,977    $25,561    $16,391
Audit-related Fees                --         --         --         --         --
Tax Fees                       2,872      2,625      2,625      2,625      2,625
All Other Fees                    --         --         --         --         --
                             -------    -------    -------    -------    -------
TOTAL                        $ 2,872    $ 8,975    $19,602    $29,186    $19,016
                             =======    =======    =======    =======    =======


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof
       -------------------------------------------------------

       Balance Sheets, March 31, 2007, 2006, 2005, 2004 and 2003
       Statements of Operations for the years ended March 31, 2007, 2006,
         2005, 2004, 2003 and 2002
       Statements of Partners' Equity (Deficit) for the years ended March 31,
         2007, 2006, 2005, 2004, 2003 and 2002
       Statements of Cash Flows for the years ended March 31, 2007, 2006,
         2005, 2004, 2003 and 2002
       Notes to Financial Statements

(a)(2) List of Financial statement schedules included in Part IV hereof:
       ----------------------------------------------------------------

       Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3) Exhibits.
       --------

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

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Amended and Restated Agreement of Limited Partnership of Trenton Village Apts., L.P. filed as exhibit 10.1 to the current report on Form 8-K dated August 11, 1998, is herein incorporated by reference herein as Exhibit 99.1.

99.2 Second Amended and Restated Agreement of Limited Partnership of United Development Co., L.P.-97.0. filed as Exhibit 10.1 to the amendment to the current report on Form 8-K/A dated September 22, 1998, is herein incorporated herein by reference as Exhibit 99.2.

99.3 First Amendment to the Amended and Restated Agreement of Limited Partnership of United Development Co., L.P. -97.0 filed as Exhibit 10.2 to the amendment to the current report on Form 8-K/A dated September 22, 1998 is hereby incorporated herein by reference as Exhibit 99.3.

99.4 Amended and Restated Agreement of Limited Partnership of Desloge Associates I, L.P. filed as Exhibit 10.1 to the current report on Form 8-K dated December 11, 1998, is herein incorporated by reference herein as Exhibit 99.4.

99.5 Amended and Restated Agreement of Limited Partnership of Brighton Ridge Apartments, L.P. filed as Exhibit 10.1 to the amendment to the current report on Form 8/KA dated December 28, 1998, is herein incorporated by reference as Exhibit 99.5.

99.6 Amended and Restated Agreement of Limited Partnership of Preservation Partners I Limited Partnership filed as Exhibit 10.1 to the current report on Form 8-K dated January 29, 1999, is herein incorporated by reference as Exhibit 99.6.

99.7 Second Amendment to the Amended and Restated Agreement of Limited Partnership of Brighton Ridge Apartments, L.P. filed as Exhibit 10.3 to the amendment to the current report on Form 8K/A dated December 28, 1998, is hereby incorporated by reference herein as Exhibit 99.7.

99.8 Amended and Restated Agreement of Limited Partnership of Ottawa I Limited Partnership filed as Exhibit 10.2 to the current report on Form 8-K dated January 29, 1999, is herein incorporated by reference as Exhibit 99.8.

99.9 Amended and Restated Agreement of Limited Partnership of Summer Wood, Ltd. Filed as Exhibit 10.1 to the current report on Form 8-K dated May 7, 1999, is herein incorporated by reference as Exhibit 99.9.

99.10 Amended and Restated Agreement of Limited Partnership of West Mobile County Housing Ltd filed as Exhibit 10.1 to the current report on Form 8-K dated July 16, 1999, is herein incorporated by reference as Exhibit 99.10.

99.11 Amended and Restated Agreement of Limited Partnership of Cotton Mill Elderly Living Center, L.P. filed as Exhibit 10.11 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as
       Exhibit 99.11.

99.12 Amended and Restated Agreement of Limited Partnership of Country Club Limited partners, L.P. filed as Exhibit 10.12 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as
       Exhibit 99.12.

99.13 Amended and Restated Agreement of Limited Partnership of Kechel Tower L.P. filed as Exhibit 10.13 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as Exhibit 99.13.

99.14 Amended and Restated Agreement of Limited Partnership of St. Susanne Associates I, L.P. filed as Exhibit 10.14 to the current report Form 10-K dated August 10, 2000, is herein incorporated by reference as Exhibit 99.14.

99.15 Amended and Restated Agreement of Limited Partnership of Boonville Associates I, L.P. filed as Exhibit 10.15 to the current report Form 10-K dated July 31, 2001, is herein incorporated by reference as Exhibit 99.15.

99.16 Amended and Restated Agreement of Limited Partnership of Wagner Partnership 99 Limited Partnership filed as Exhibit 10.16 to the current report Form 10-K dated July 31, 2001, is herein incorporated by reference as Exhibit 99.16.


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2007
                                         ------------------------------      ----------------------------
                                             AS OF MARCH 31, 2007            INITIAL COST TO PARTNERSHIP
                                         ------------------------------      -----------------------------
                                         TOTAL               AMOUNT OF                                        COST
LOCAL LIMITED                            INVESTMENT IN       INVESTMENT                                       CAPITALIZED
PARTNERSHIP                              LOCAL LIMITED       PAID                             BUILDING &      SUBSEQUENT TO
NAME                   LOCATION          PARTNERSHIP         TO DATE            LAND          IMPROVEMENTS    ACQUISITION
-----------------------------------------------------------------------------------------------------------------------------

Boonville Associates   Boonville,
I, L.P.                Missouri               $2,195,000      $2,195,000          $165,000    $3,751,000          $(1,000)

Brighton Ridge         Edgefield,
Limited Partnership    South Carolina            926,000         926,000            75,000     2,307,000            21,000

Cotton Mill Elderly    Rock Island,
Living Center, L.P.    Illinois                1,040,000       1,040,000           300,000     1,509,000           313,000

Country Club           Richmond,
Investors, L.P.        Virginia                  305,000         305,000           323,000     3,404,000           312,000

Desloge Associates I,  Desloge,
L.P.                   Missouri                1,059,000       1,059,000            50,000     2,021,000            12,000

Kechel Towers, L.P.    Logansport,
                       Indiana                 1,348,000       1,348,000             3,000     1,895,000           194,000

Ottawa I, L.P.         Oglesby,
                       Illinois                  403,000         403,000            33,000     2,003,000            46,000

Preservation Partners  Pontiac and
I, L.P.                Taylorville,
                       Illinois                  514,000         514,000            60,000     2,597,000           137,000

St. Susanne Mt. Vernon,
Associates I, L.P.     Missouri                  255,000         255,000            40,000       956,000             5,000

Summer Wood, Ltd.      Camden, Alabama         1,237,000       1,237,000            61,000     2,055,000             6,000



                                                        64a
continued on next page

continued from page above

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2007
                                           ------------------------------------------------------------------------------
                                                                         AS OF DECEMBER 31, 2006
                                           ------------------------------------------------------------------------------
                                           MORTGAGES
LOCAL LIMITED                              BALANCES OF
PARTNERSHIP                                LOCAL LIMITED                   BUILDING &      ACCUMULATED        NET BOOK
NAME                   LOCATION            PARTNERSHIPS      LAND          EQUIPMENT       DEPRECIATION       VALUE
-------------------------------------------------------------------------------------------------------------------------

Boonville Associates   Boonville,
I, L.P.                Missouri               $689,000       $165,000       $3,750,000         $821,000       $3,094,000

Brighton Ridge         Edgefield,
Limited Partnership    South Carolina          790,000         75,000        2,328,000          560,000        1,843,000

Cotton Mill Elderly    Rock Island,
Living Center, L.P.    Illinois                731,000        305,000        1,822,000          406,000        1,721,000

Country Club           Richmond,
Investors, L.P.        Virginia              2,557,000        323,000        3,716,000        1,207,000        2,832,000

Desloge Associates I,  Desloge,
L.P.                   Missouri                537,000         50,000        2,033,000          573,000        1,510,000

Kechel Towers, L.P.    Logansport,
                       Indiana                 246,000          3,000        2,089,000          532,000        1,560,000

Ottawa I, L.P.         Oglesby,
                       Illinois              1,440,000         32,000        2,049,000          669,000        1,412,000

Preservation Partners  Pontiac and
I, L.P.                Taylorville,
                       Illinois              1,945,000         60,000        2,734,000          905,000        1,889,000

St. Susanne Mt. Vernon,
Associates I, L.P.     Missouri                644,000         40,000          961,000          176,000          825,000

Summer Wood, Ltd.      Camden, Alabama         867,000         61,000        2,061,000          468,000        1,654,000




                                                     64b

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2007
                                         ------------------------------      ----------------------------
                                             AS OF MARCH 31, 2007            INITIAL COST TO PARTNERSHIP
                                         ------------------------------      -----------------------------
                                         TOTAL               AMOUNT OF                                        COST
LOCAL LIMITED                            INVESTMENT IN       INVESTMENT                                       CAPITALIZED
PARTNERSHIP                              LOCAL LIMITED       PAID                             BUILDING &      SUBSEQUENT TO
NAME                   LOCATION          PARTNERSHIP         TO DATE            LAND          IMPROVEMENTS    ACQUISITION
------------------------------------------------------------------------------------------------------------------------------

Trenton Village        Trenton,
Apartments,            Missouri
L.P.                                           1,018,000       1,018,000            56,000     2,068,000             5,000

United Development Co. Memphis,
97.0, L.P.             Tennessee               2,813,000       2,813,000           182,000     4,266,000                 -

Wagner Partnership     Wagner,
Associates I, L.P.     South Dakota              232,000         232,000           147,000     1,133,000            30,000

West Liberty Family    West Liberty,
Apartments, Ltd.       Kentucky                  351,000         298,000           120,000     1,372,000                 -

West Mobile County     Theodore,
Housing, Ltd.          Alabama                 1,059,000       1,059,000           100,000     3,130,000             2,000
                                             -----------     -----------        ----------   -----------        ----------

                                             $14,755,000     $14,702,000        $1,714,000   $34,467,000        $1,082,000
                                             ===========     ===========        ==========   ===========        ==========



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2007
                                           ------------------------------------------------------------------------------
                                                                         AS OF DECEMBER 31, 2006
                                           ------------------------------------------------------------------------------
                                           MORTGAGES
LOCAL LIMITED                              BALANCES OF
PARTNERSHIP                                LOCAL LIMITED                   BUILDING &      ACCUMULATED        NET BOOK
NAME                   LOCATION            PARTNERSHIPS      LAND          EQUIPMENT       DEPRECIATION       VALUE
-------------------------------------------------------------------------------------------------------------------------

Trenton Village        Trenton,
Apartments,            Missouri
L.P.                                           618,000         56,000        2,073,000          379,000        1,750,000

United Development Co. Memphis,
97.0, L.P.             Tennessee             1,236,000        182,000        4,266,000        1,195,000        3,253,000

Wagner Partnership     Wagner,
Associates I, L.P.     South Dakota            770,000        147,000        1,163,000          188,000        1,122,000

West Liberty Family    West Liberty,
Apartments, Ltd.       Kentucky              1,178,000        120,000        1,372,000          160,000        1,332,000

West Mobile County     Theodore,
Housing, Ltd.          Alabama               1,291,000        100,000        3,132,000          727,000        2,505,000
                                          ------------     ----------      -----------       ----------      -----------

                                          $ 15,539,000     $1,719,000      $35,549,000       $8,966,000      $28,302,000
                                          ============     ==========      ===========       ==========      ===========




WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007
                                    -------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2006
                                    -------------------------------------------------------------------------------------------
                                                                                      YEAR                          ESTIMATED
           LOCAL LIMITED                                                           INVESTMENT                      USEFUL LIFE
         PARTNERSHIP NAME                    RENTAL INCOME           NET LOSS       ACQUIRED          STATUS         (YEARS)
-------------------------------------------------------------------------------------------------------------------------------

Boonville Associates I, L.P.                     $172,000             $(96,000)             2000       Completed          27.5

Brighton Ridge Limited Partnership                263,000              (49,000)             1998       Completed            40

Cotton Mill Elderly Living Center, L.P.           152,000              (59,000)             1999       Completed          27.5

Country Club Investors, L.P.                      657,000              (65,000)             1999       Completed          27.5

Desloge Associates I, L.P.                        101,000              (53,000)             1998       Completed          27.5

Kechel Towers, L.P.                               107,000             (112,000)             1998       Completed          27.5

Ottawa I, L.P.                                    163,000              (37,000)             1999       Completed          27.5

Preservation Partners I, L.P.                     271,000              (67,000)             1999       Completed          27.5

St. Susanne Associates I, L.P.                     81,000              (12,000)             1999       Completed            40

Summer Wood Ltd.                                   92,000              (36,000)             1999       Completed            40

Trenton Village Apartments, L.P.                  117,000              (24,000)             1998       Completed            40

United Development Co. 97.0, L.P.                 458,000             (190,000)             1998       Completed          27.5

Wagner Partnership
99 Limited Partnership                            109,000              (40,000)             2000       Completed            40

West Liberty Family Apartments, Ltd.               61,000              (46,000)             2001       Completed            40

West Mobile County Housing, Ltd.                  208,000              (75,000)             1999       Completed            40
                                               ----------            ---------
                                               $3,012,000            $(961,000)
                                               ==========            =========




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2006
                                         ------------------------------      ----------------------------
                                             AS OF MARCH 31, 2006            INITIAL COST TO PARTNERSHIP
                                         ------------------------------      -----------------------------
                                         TOTAL               AMOUNT OF                                        COST
LOCAL LIMITED                            INVESTMENT IN       INVESTMENT                                       CAPITALIZED
PARTNERSHIP                              LOCAL LIMITED       PAID                             BUILDING &      SUBSEQUENT TO
NAME                   LOCATION          PARTNERSHIP         TO DATE            LAND          IMPROVEMENTS    ACQUISITION
-----------------------------------------------------------------------------------------------------------------------------

Boonville Associates   Boonville,
I, L.P.                Missouri               $2,195,000      $2,195,000          $165,000    $3,751,000          $(1,000)

Brighton Ridge         Edgefield,
Limited Partnership    South Carolina            926,000         926,000            75,000     2,307,000            12,000

Cotton Mill Elderly    Rock Island,
Living Center, L.P.    Illinois                1,040,000       1,040,000           300,000     1,509,000           312,000

Country Club           Richmond,
Investors, L.P.        Virginia                  305,000         305,000           323,000     3,404,000           354,000

Desloge Associates I,  Desloge,
L.P.                   Missouri                1,059,000       1,059,000            50,000     2,021,000             6,000

Kechel Towers, L.P.    Logansport,
                       Indiana                 1,348,000       1,348,000             3,000     1,895,000           168,000

Ottawa I, L.P.         Oglesby,
                       Illinois                  403,000         403,000            33,000     2,003,000            24,000

Preservation Partners  Pontiac and
I, L.P.                Taylorville,
                       Illinois                  514,000         514,000            60,000     2,597,000           124,000

St. Susanne Mt. Vernon,
Associates I, L.P.     Missouri                  255,000         255,000            40,000       956,000             4,000

Summer Wood, Ltd.      Camden, Alabama         1,237,000       1,237,000            61,000     2,055,000             6,000



                                                        67a
continued on next page

continued from page above

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2006
                                           ------------------------------------------------------------------------------
                                                                         AS OF DECEMBER 31, 2005
                                           ------------------------------------------------------------------------------
                                           MORTGAGES
LOCAL LIMITED                              BALANCES OF
PARTNERSHIP                                LOCAL LIMITED                   BUILDING &      ACCUMULATED        NET BOOK
NAME                   LOCATION            PARTNERSHIPS      LAND          EQUIPMENT       DEPRECIATION       VALUE
-------------------------------------------------------------------------------------------------------------------------

Boonville Associates   Boonville,
I, L.P.                Missouri               $714,000       $165,000       $3,750,000         $674,000       $3,241,000

Brighton Ridge         Edgefield,
Limited Partnership    South Carolina          837,000         75,000        2,319,000          503,000        1,891,000

Cotton Mill Elderly    Rock Island,
Living Center, L.P.    Illinois                741,000        305,000        1,821,000          338,000        1,788,000

Country Club           Richmond,
Investors, L.P.        Virginia              2,602,000        323,000        3,758,000        1,089,000        2,992,000

Desloge Associates I,  Desloge,
L.P.                   Missouri                551,000         50,000        2,027,000          496,000        1,581,000

Kechel Towers, L.P.    Logansport,
                       Indiana                 657,000          3,000        2,063,000          456,000        1,610,000

Ottawa I, L.P.         Oglesby,
                       Illinois              1,452,000         32,000        2,027,000          590,000        1,469,000

Preservation Partners  Pontiac and
I, L.P.                Taylorville,
                       Illinois              1,964,000         60,000        2,721,000          801,000        1,980,000

St. Susanne Mt. Vernon,
Associates I, L.P.     Missouri                647,000         40,000          960,000          150,000          850,000

Summer Wood, Ltd.      Camden, Alabama         840,000         61,000        2,061,000          417,000        1,705,000




                                                     67b

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2006
                                         ------------------------------      ----------------------------
                                             AS OF MARCH 31, 2006            INITIAL COST TO PARTNERSHIP
                                         ------------------------------      -----------------------------
                                         TOTAL               AMOUNT OF                                        COST
LOCAL LIMITED                            INVESTMENT IN       INVESTMENT                                       CAPITALIZED
PARTNERSHIP                              LOCAL LIMITED       PAID                             BUILDING &      SUBSEQUENT TO
NAME                   LOCATION          PARTNERSHIP         TO DATE            LAND          IMPROVEMENTS    ACQUISITION
------------------------------------------------------------------------------------------------------------------------------

Trenton Village        Trenton,
Apartments,            Missouri
L.P.                                           1,018,000       1,018,000            55,000     2,068,000            (2,000)

United Development Co. Memphis,
97.0, L.P.             Tennessee               2,813,000       2,813,000           182,000     4,266,000                 -

Wagner Partnership     Wagner,
Associates I, L.P.     South Dakota              232,000         232,000           147,000     1,133,000            22,000

West Liberty Family    West Liberty,
Apartments, Ltd.       Kentucky                  351,000         298,000           120,000     1,372,000             1,000

West Mobile County     Theodore,
Housing, Ltd.          Alabama                 1,059,000       1,059,000           100,000     3,130,000             3,000
                                             -----------     -----------        ----------   -----------        ----------

                                             $14,755,000     $14,702,000        $1,714,000   $34,467,000        $1,033,000
                                             ===========     ===========        ==========   ===========        ==========



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2006
                                           ------------------------------------------------------------------------------
                                                                         AS OF DECEMBER 31, 2005
                                           ------------------------------------------------------------------------------
                                           MORTGAGES
LOCAL LIMITED                              BALANCES OF
PARTNERSHIP                                LOCAL LIMITED                   BUILDING &      ACCUMULATED        NET BOOK
NAME                   LOCATION            PARTNERSHIPS      LAND          EQUIPMENT       DEPRECIATION       VALUE
-------------------------------------------------------------------------------------------------------------------------

Trenton Village        Trenton,
Apartments,            Missouri
L.P.                                           634,000         56,000        2,066,000          327,000        1,795,000

United Development Co. Memphis,
97.0, L.P.             Tennessee             1,253,000        182,000        4,266,000        1,039,000        3,409,000

Wagner Partnership     Wagner,
Associates I, L.P.     South Dakota            772,000        147,000        1,155,000          153,000        1,149,000

West Liberty Family    West Liberty,
Apartments, Ltd.       Kentucky              1,173,000        120,000        1,373,000          122,000        1,371,000

West Mobile County     Theodore,
Housing, Ltd.          Alabama               1,310,000        100,000        3,133,000          645,000        2,588,000
                                          ------------     ----------      -----------       ----------      -----------

                                          $ 16,147,000     $1,719,000      $35,500,000       $7,800,000      $29,419,000
                                          ============     ==========      ===========       ==========      ===========




WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006

                                    -------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2005
                                    -------------------------------------------------------------------------------------------
                                                                                       YEAR                           ESTIMATED
           LOCAL LIMITED                                               NET           INVESTMENT                     USEFUL LIFE
         PARTNERSHIP NAME                    RENTAL INCOME          INCOME (LOSS)     ACQUIRED          STATUS         (YEARS)
-------------------------------------------------------------------------------------------------------------------------------

Boonville Associates I, L.P.                     $167,000            $(102,000)             2000       Completed          27.5

Brighton Ridge Limited Partnership                271,000                 8,000             1998       Completed            40

Cotton Mill Elderly Living Center, L.P.           144,000              (74,000)             1999       Completed          27.5

Country Club Investors, L.P.                      609,000              (57,000)             1999       Completed          27.5

Desloge Associates I, L.P.                         96,000              (54,000)             1998       Completed          27.5

Kechel Towers, L.P.                               103,000              (81,000)             1998       Completed          27.5

Ottawa I, L.P.                                    141,000              (63,000)             1999       Completed          27.5

Preservation Partners I, L.P.                     273,000              (60,000)             1999       Completed          27.5

St. Susanne Associates I, L.P.                     81,000               (7,000)             1999       Completed            40

Summer Wood Ltd.                                   85,000              (48,000)             1999       Completed            40

Trenton Village Apartments, L.P.                  112,000              (31,000)             1998       Completed            40

United Development Co. 97.0, L.P.                 362,000             (153,000)             1998       Completed          27.5

Wagner Partnership
99 Limited Partnership                             98,000              (54,000)             2000       Completed            40

West Liberty Family Apartments, Ltd.               53,000              (46,000)             2001       Completed            40

West Mobile County Housing, Ltd.                  204,000              (79,000)             1999       Completed            40
                                              -----------           ----------
                                              $ 2,799,000           $ (901,000)
                                              ===========           ==========





WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2005
                                         ------------------------------      ----------------------------
                                             AS OF MARCH 31, 2005            INITIAL COST TO PARTNERSHIP
                                         ------------------------------      -----------------------------
                                         TOTAL               AMOUNT OF                                        COST
LOCAL LIMITED                            INVESTMENT IN       INVESTMENT                                       CAPITALIZED
PARTNERSHIP                              LOCAL LIMITED       PAID                             BUILDING &      SUBSEQUENT TO
NAME                   LOCATION          PARTNERSHIP         TO DATE            LAND          IMPROVEMENTS    ACQUISITION
------------------------------------------------------------------------------------------------------------------------------

Boonville Associates   Boonville,
I, L.P.                Missouri               $2,195,000      $2,195,000          $165,000    $3,751,000          $(1,000)

Brighton Ridge         Edgefield,
Limited Partnership    South Carolina            926,000         926,000            75,000     2,307,000                 -

Cotton Mill Elderly    Rock Island,
Living Center, L.P.    Illinois                1,040,000       1,040,000           300,000     1,509,000           305,000

Country Club           Richmond,
Investors, L.P.        Virginia                  305,000         305,000           323,000     3,404,000           152,000

Desloge Associates I,  Desloge,
L.P.                   Missouri                1,059,000       1,059,000            50,000     2,021,000             5,000

Kechel Towers, L.P.    Logansport,
                       Indiana                 1,348,000       1,348,000             3,000     1,895,000           167,000

Ottawa I, L.P.         Oglesby,
                       Illinois                  403,000         403,000            33,000     2,003,000            15,000

Preservation Partners  Pontiac and
I, L.P.                Taylorville,
                       Illinois                  514,000         514,000            60,000     2,597,000           112,000

St. Susanne Mt. Vernon,
Associates I, L.P.     Missouri                  255,000         255,000            40,000       956,000             2,000

Summer Wood, Ltd.      Camden, Alabama         1,237,000       1,237,000            61,000     2,055,000             5,000


                                                                         70a


continued on next page

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2005

                                           ------------------------------------------------------------------------------
                                                                         AS OF DECEMBER 31, 2004
                                           ------------------------------------------------------------------------------
                                           MORTGAGES
LOCAL LIMITED                              BALANCES OF
PARTNERSHIP                                LOCAL LIMITED                   BUILDING &      ACCUMULATED        NET BOOK
NAME                   LOCATION            PARTNERSHIPS      LAND          EQUIPMENT       DEPRECIATION       VALUE
-------------------------------------------------------------------------------------------------------------------------

Boonville Associates   Boonville,
I, L.P.                Missouri               $737,000       $165,000       $3,750,000         $521,000       $3,394,000

Brighton Ridge         Edgefield,
Limited Partnership    South Carolina          883,000         75,000        2,307,000          445,000        1,937,000

Cotton Mill Elderly    Rock Island,
Living Center, L.P.    Illinois                751,000        305,000        1,814,000          270,000        1,849,000

Country Club           Richmond,
Investors, L.P.        Virginia              2,643,000        323,000        3,556,000          971,000        2,908,000

Desloge Associates I,  Desloge,
L.P.                   Missouri                565,000         50,000        2,026,000          418,000        1,658,000

Kechel Towers, L.P.    Logansport,
                       Indiana                 660,000          3,000        2,062,000          381,000        1,684,000

Ottawa I, L.P.         Oglesby,
                       Illinois              1,462,000         32,000        2,018,000          511,000        1,539,000

Preservation Partners  Pontiac and
I, L.P.                Taylorville,
                       Illinois              1,979,000         60,000        2,709,000          693,000        2,076,000

St. Susanne Mt. Vernon,
Associates I, L.P.     Missouri                649,000         40,000          958,000          123,000          875,000

Summer Wood, Ltd.      Camden, Alabama         841,000         61,000        2,060,000          365,000        1,756,000



                                                          70b


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2005
                                         ------------------------------      ----------------------------
                                             AS OF MARCH 31, 2005            INITIAL COST TO PARTNERSHIP
                                         ------------------------------      -----------------------------
                                         TOTAL               AMOUNT OF                                        COST
LOCAL LIMITED                            INVESTMENT IN       INVESTMENT                                       CAPITALIZED
PARTNERSHIP                              LOCAL LIMITED       PAID                             BUILDING &      SUBSEQUENT TO
NAME                   LOCATION          PARTNERSHIP         TO DATE            LAND          IMPROVEMENTS    ACQUISITION
------------------------------------------------------------------------------------------------------------------------------

Trenton Village        Trenton,
Apartments, L.P.       Missouri                1,018,000       1,018,000            55,000     2,068,000           (1,000)

United Development Co. Memphis,
97.0, L.P.             Tennessee               2,813,000       2,813,000           182,000     4,266,000                --

Wagner Partnership     Wagner,
Associates I, L.P.     South Dakota              232,000         232,000           147,000     1,133,000            13,000

West Liberty Family    West Liberty,
Apartments, Ltd.       Kentucky                  351,000         298,000           120,000     1,372,000             1,000

West Mobile County     Theodore,
Housing, Ltd.          Alabama                 1,059,000       1,059,000           100,000     3,130,000             2,000
                                             -----------     -----------        ----------   -----------          --------
                                             $14,755,000     $14,702,000        $1,714,000   $34,467,000          $777,000
                                             ===========     ===========        ==========   ===========          ========


MARCH 31, 2005

                                           ------------------------------------------------------------------------------
                                                                         AS OF DECEMBER 31, 2004
                                           ------------------------------------------------------------------------------
                                           MORTGAGES
LOCAL LIMITED                              BALANCES OF
PARTNERSHIP                                LOCAL LIMITED                   BUILDING &      ACCUMULATED        NET BOOK
NAME                   LOCATION            PARTNERSHIPS      LAND          EQUIPMENT       DEPRECIATION       VALUE
-------------------------------------------------------------------------------------------------------------------------

Trenton Village        Trenton,
Apartments, L.P.       Missouri                  650,000         56,000        2,067,000          276,000        1,847,000

United Development Co. Memphis,
97.0, L.P.             Tennessee               1,265,000        182,000        4,266,000          883,000        3,565,000

Wagner Partnership     Wagner,
Associates I, L.P.     South Dakota              775,000        147,000        1,146,000          118,000        1,175,000

West Liberty Family    West Liberty,
Apartments, Ltd.       Kentucky                1,169,000        120,000        1,373,000           84,000        1,409,000

West Mobile County     Theodore,
Housing, Ltd.          Alabama                 1,328,000        100,000        3,132,000          552,000        2,680,000
                                             -----------     -----------     -----------      -----------      -----------
                                             $16,357,000     $1,719,000      $35,244,000       $6,611,000      $30,352,000
                                             ===========     ===========     ===========       ==========      ===========





WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2005
                                    -------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2004
                                    -------------------------------------------------------------------------------------------
                                                                                       YEAR                           ESTIMATED
           LOCAL LIMITED                                                             INVESTMENT                     USEFUL LIFE
         PARTNERSHIP NAME                    RENTAL INCOME          NET LOSS          ACQUIRED          STATUS         (YEARS)
-------------------------------------------------------------------------------------------------------------------------------

Boonville Associates I, L.P.                     $167,000            $(139,000)             2000       Completed          27.5

Brighton Ridge Limited Partnership                257,000              (44,000)             1998       Completed            40

Cotton Mill Elderly Living Center, L.P.           128,000              (91,000)             1999       Completed          27.5

Country Club Investors, L.P.                      579,000              (60,000)             1999       Completed          27.5

Desloge Associates I, L.P.                         95,000              (52,000)             1998       Completed          27.5

Kechel Towers, L.P.                               102,000              (62,000)             1998       Completed          27.5

Ottawa I, L.P.                                    141,000              (63,000)             1999       Completed          27.5

Preservation Partners I, L.P.                     269,000              (89,000)             1999       Completed          27.5

St. Susanne Associates I, L.P.                     79,000              (10,000)             1999       Completed            40

Summer Wood Ltd.                                   62,000              (66,000)             1999       Completed            40

Trenton Village Apartments, L.P.                  116,000              (27,000)             1998       Completed            40

United Development Co.
97.0, L.P.                                        488,000             (106,000)             1998       Completed          27.5

Wagner Partnership
99 Limited Partnership                             97,000              (59,000)             2000       Completed            40

West Liberty Family Apartments, Ltd.               53,000              (52,000)             2001       Completed            40

West Mobile County Housing, Ltd.                  193,000              (89,000)             1999       Completed            40
                                               ----------          -----------
                                               $2,826,000          $(1,009,000)
                                               ==========          ===========


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2004
                                         ------------------------------      ----------------------------
                                             AS OF MARCH 31, 2004            INITIAL COST TO PARTNERSHIP
                                         ------------------------------      -----------------------------
                                         TOTAL               AMOUNT OF                                        COST
LOCAL LIMITED                            INVESTMENT IN       INVESTMENT                                       CAPITALIZED
PARTNERSHIP                              LOCAL LIMITED       PAID                             BUILDING &      SUBSEQUENT TO
NAME                   LOCATION          PARTNERSHIP         TO DATE            LAND          IMPROVEMENTS    ACQUISITION
------------------------------------------------------------------------------------------------------------------------------

Boonville Associates   Boonville,
I, L.P.                Missouri               $2,195,000      $2,195,000          $165,000    $3,751,000          $(1,000)

Brighton Ridge         Edgefield,
Limited Partnership    South Carolina            926,000         926,000            75,000     2,307,000                 -

Cotton Mill Elderly    Rock Island,
Living Center, L.P.    Illinois                1,040,000       1,040,000            30,000     1,509,000           306,000

Country Club           Richmond,
Investors, L.P.        Virginia                  305,000         305,000           323,000     3,404,000            19,000

Desloge Associates I,  Desloge,
L.P.                   Missouri                1,059,000       1,059,000            50,000     2,021,000             3,000

Kechel Towers, L.P.    Logansport,
                       Indiana
                                               1,348,000       1,191,000             3,000     1,895,000           (2,000)

Ottawa I, L.P.         Oglesby,
                       Illinois                  403,000         403,000            33,000     2,003,000             5,000

Preservation Partners  Pontiac and
I, L.P.                Taylorville,
                       Illinois                  514,000         514,000            60,000     2,597,000            65,000

St. Susanne Mt. Vernon,
Associates I, L.P.     Missouri                  255,000         255,000            40,000       956,000                 -

Summer Wood, Ltd.      Camden, Alabama         1,237,000       1,237,000            61,000     2,055,000             1,000


                                                                73a
continued on next page

continued from page above

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2004
                                           ------------------------------------------------------------------------------
                                                                         AS OF DECEMBER 31, 2003
                                           ------------------------------------------------------------------------------
                                           MORTGAGES
LOCAL LIMITED                              BALANCES OF
PARTNERSHIP                                LOCAL LIMITED                   BUILDING &      ACCUMULATED        NET BOOK
NAME                   LOCATION            PARTNERSHIPS      LAND          EQUIPMENT       DEPRECIATION       VALUE
-------------------------------------------------------------------------------------------------------------------------

Boonville Associates   Boonville,
I, L.P.                Missouri                $761,000       $165,000       $3,750,000         $362,000       $3,553,000

Brighton Ridge         Edgefield,
Limited Partnership    South Carolina           927,000         75,000        2,307,000          385,000        1,997,000

Cotton Mill Elderly    Rock Island,
Living Center, L.P.    Illinois                 760,000        300,000        1,815,000          203,000        1,912,000

Country Club           Richmond,
Investors, L.P.        Virginia               2,681,000        323,000        3,423,000          861,000        2,885,000

Desloge Associates I,  Desloge,
L.P.                   Missouri                 578,000         50,000        2,024,000          340,000        1,734,000

Kechel Towers, L.P.    Logansport,
                       Indiana
                                                256,000          3,000        1,893,000          287,000        1,609,000

Ottawa I, L.P.         Oglesby,
                       Illinois               1,472,000         32,000        2,008,000          426,000        1,614,000

Preservation Partners  Pontiac and
I, L.P.                Taylorville,
                       Illinois               1,997,000         60,000        2,662,000          563,000        2,159,000

St. Susanne Mt. Vernon,
Associates I, L.P.     Missouri                 652,000         40,000          956,000           96,000          900,000

Summer Wood, Ltd.      Camden, Alabama          858,000         61,000        2,056,000          315,000        1,802,000


                                                                 73b

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2004
                                         ------------------------------      ----------------------------
                                             AS OF MARCH 31, 2004            INITIAL COST TO PARTNERSHIP
                                         ------------------------------      -----------------------------
                                         TOTAL               AMOUNT OF                                        COST
LOCAL LIMITED                            INVESTMENT IN       INVESTMENT                                       CAPITALIZED
PARTNERSHIP                              LOCAL LIMITED       PAID                             BUILDING &      SUBSEQUENT TO
NAME                   LOCATION          PARTNERSHIP         TO DATE            LAND          IMPROVEMENTS    ACQUISITION
------------------------------------------------------------------------------------------------------------------------------

Trenton Village        Trenton,
Apartments,            Missouri
L.P.                                           1,018,000       1,018,000            55,000     2,068,000           (1,000)

United Development Co. Memphis,
97.0, L.P.             Tennessee               2,813,000       2,813,000           182,000     4,266,000                 -

Wagner Partnership     Wagner,
Associates I, L.P.     South Dakota              232,000         232,000           147,000     1,133,000            11,000

West Liberty Family    West Liberty,
Apartments, Ltd.       Kentucky                  351,000         298,000           120,000     1,372,000                 -

West Mobile County     Theodore,
Housing, Ltd.          Alabama                 1,059,000       1,059,000           100,000     3,130,000             1,000
                                             -----------     -----------        ----------   -----------          --------
                                             $14,755,000     $14,545,000        $1,714,000   $34,467,000          $407,000
                                             ===========     ===========        ==========   ===========          ========




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2004
                                           ------------------------------------------------------------------------------
                                                                         AS OF DECEMBER 31, 2003
                                           ------------------------------------------------------------------------------
                                           MORTGAGES
LOCAL LIMITED                              BALANCES OF
PARTNERSHIP                                LOCAL LIMITED                   BUILDING &      ACCUMULATED        NET BOOK
NAME                   LOCATION            PARTNERSHIPS      LAND          EQUIPMENT       DEPRECIATION       VALUE
-------------------------------------------------------------------------------------------------------------------------

Trenton Village        Trenton,
Apartments, L.P.       Missouri               666,000         56,000        2,067,000          224,000        1,899,000

United Development Co. Memphis,
97.0, L.P.             Tennessee            1,275,000        182,000        4,266,000          725,000        3,723,000

Wagner Partnership     Wagner,
Associates I, L.P.     South Dakota           777,000        147,000        1,144,000           84,000        1,207,000

West Liberty Family    West Liberty,
Apartments, Ltd.       Kentucky             1,164,000        120,000        1,372,000           45,000        1,447,000

West Mobile County     Theodore,
Housing, Ltd.          Alabama              1,344,000        100,000        3,131,000          449,000        2,782,000
                                          -----------     ----------      -----------       ----------      -----------
                                          $16,168,000     $1,714,000      $34,874,000       $5,365,000      $31,223,000
                                          ===========     ==========      ===========       ==========      ===========




WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2004
                                    -------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2003
                                    -------------------------------------------------------------------------------------------
                                                                                       YEAR                           ESTIMATED
           LOCAL LIMITED                                               NET           INVESTMENT                     USEFUL LIFE
         PARTNERSHIP NAME                    RENTAL INCOME          INCOME (LOSS)     ACQUIRED          STATUS         (YEARS)
-------------------------------------------------------------------------------------------------------------------------------

Boonville Associates I, L.P.                     $167,000            $(107,000)             2000       Completed          27.5

Brighton Ridge Limited Partnership                276,000               (1,000)             1998       Completed            40

Cotton Mill Elderly Living Center, L.P.           146,000             (100,000)             1999       Completed          27.5

Country Club Investors, L.P.                      593,000               (1,000)             1999       Completed          27.5

Desloge Associates I, L.P.                         93,000              (59,000)             1998       Completed          27.5

Kechel Towers, L.P.                               101,000              (43,000)             1998       Completed          27.5

Ottawa I, L.P.                                    141,000              (69,000)             1999       Completed          27.5

Preservation Partners I, L.P.                     277,000              (66,000)             1999       Completed          27.5

St. Susanne Associates I, L.P.                     65,000              (19,000)             1999       Completed            40

Summer Wood Ltd.                                   61,000              (76,000)             1999       Completed            40

Trenton Village Apartments, L.P.                  110,000              (17,000)             1998       Completed            40

United Development Co.
97.0, L.P.                                        488,000             (106,000)             1998       Completed          27.5

Wagner Partnership
99 Limited Partnership                             94,000              (19,000)             2000       Completed            40

West Liberty Family Apartments, Ltd.               58,000              (36,000)             2001       Completed            40

West Mobile County Housing, Ltd.                  207,000              (69,000)             1999       Completed            40
                                               ----------            ---------
                                               $2,877,000            $(788,000)
                                               ==========            =========




WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                      AS OF MARCH 31, 2003                        AS OF DECEMBER 31, 2002
                                                -------------------------------  ---------------------------------------------------
                                                 TOTAL ORIGINAL    AMOUNT OF   ENCUMBRANCES
                                                 INVESTMENT        INVESTMENT   OF LOCAL
      LOCAL LIMITED                              IN LOCAL LIMITED  PAID          LIMITED     PROPERTY AND  ACCUMULATED    NET BOOK
      PARTNERSHIP NAME          LOCATION         PARTNERSHIPS      TO DATE     PARTNERSHIPS   EQUIPMENT    DEPRECIATION     VALUE
------------------------------------------------------------------------------------------------------------------------------------

Boonville                       Boonville,
Associates I, L.P.              Missouri      $   2,195,000   $  2,195,000     $ 785,000     $ 3,916,000    $  203,000   $ 3,713,000

Brighton Ridge                  Edgefield,
Limited Partnership             South Carolina      926,000        926,000       969,000       2,383,000       310,000     2,073,000

Cotton Mill Elderly             Rock Island,
Living Center, L.P.             Illinois          1,040,000      1,040,000       768,000       2,114,000       137,000     1,977,000

Country Club                    Richmond,
Investors, L.P.                 Virginia            305,000        305,000     2,714,000       3,741,000       744,000     2,997,000

Desloge Associates              Desloge,
I, L.P.                         Missouri          1,059,000      1,059,000       592,000       2,072,000       262,000     1,810,000

Kechel                          Logansport,
Towers, L.P.                    Indiana           1,348,000      1,191,000       259,000       1,895,000       219,000     1,676,000

Ottowa I,                       Oglesby,
L.P.                            Illinois            403,000        403,000     1,481,000       2,036,000       338,000     1,698,000

Preservation                    Pontiac and
Partners I,                     Taylorville,
L.P.                            Illinois            514,000        514,000     2,013,000       2,689,000       448,000     2,241,000

St. Susanne                     Mt. Vernon,
Associates I, L.P.              Missouri            255,000        255,000       654,000         996,000        70,000       926,000

Summer Wood,                    Camden,
Ltd.                            Alabama           1,237,000      1,237,000       947,000       2,117,000       257,000     1,860,000


Trenton Village                 Trenton,
Apartments, L.P.                Missouri          1,018,000      1,018,000       681,000       2,122,000       172,000     1,950,000







WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003

                                                -------------------------------  ---------------------------------------------------
                                                      AS OF MARCH 31, 2003                        AS OF DECEMBER 31, 2002
                                                -------------------------------  ---------------------------------------------------
                                                 TOTAL ORIGINAL    AMOUNT OF   ENCUMBRANCES
                                                 INVESTMENT        INVESTMENT   OF LOCAL
      LOCAL LIMITED                              IN LOCAL LIMITED  PAID          LIMITED     PROPERTY AND  ACCUMULATED    NET BOOK
      PARTNERSHIP NAME          LOCATION         PARTNERSHIPS      TO DATE     PARTNERSHIPS   EQUIPMENT    DEPRECIATION     VALUE
------------------------------------------------------------------------------------------------------------------------------------

United Development              Memphis,
Co. 97.0, L.P.                  Tennessee         2,813,000      2,813,000     1,280,000       4,448,000       563,000     3,885,000

Wagner Partnership              Wagner,
Associates I, L.P.              South Dakota        245,000        208,000       779,000       1,281,000        50,000     1,231,000

West Liberty Family             West Liberty,
Apartments, Ltd.                Kentucky            351,000        298,000     1,211,000       1,491,000         7,000     1,484,000

West Mobile County              Theodore,
Housing, Ltd.                   Alabama           1,858,000      1,858,000     1,359,000       3,230,000       345,000     2,885,000
                                              -------------  ------------- -------------   -------------  ------------ -------------
                                              $  15,567,000  $  15,320,000 $  16,492,000   $  36,531,000  $  4,125,000 $  32,406,000
                                              =============  ============= =============   =============  ============ =============




WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003
                                    ----------------------------------------------------------------------------
                                                            FOR THE YEAR ENDED DECEMBER 31, 2002
                                    ----------------------------------------------------------------------------
                                                                              YEAR           ESTIMATED
           LOCAL LIMITED                     RENTAL             NET         INVESTMENT      COMPLETION
         PARTNERSHIP NAME                    INCOME         INCOME (LOSS)    ACQUIRED          DATE
----------------------------------------------------------------------------------------------------------------

Boonville Associates I, L.P.                $ 163,000        $ (98,000)       2000             2001

Brighton Ridge Limited Partnership            242,000          (41,000)       1998             1999

Cotton Mill Elderly Living Center, L.P.       138,000          (92,000)       1999             2000

Country Club Investors, L.P.                  560,000          (48,000)       1999             1998

Desloge Associates I, L.P.                     93,000          (54,000)       1998             1999

Kechel Towers, L.P.                            96,000          (67,000)       1998             1999

Ottawa I, L.P.                                143,000          (67,000)       1999             1999

Preservation Partners I, L.P.                 271,000          (72,000)       1999             1999

St. Susanne Associates I, L.P.                 69,000          (17,000)       1999             2000

Summer Wood Ltd.                               77,000          (76,000)       1999             1999

Trenton Village Apartments, L.P.              111,000          (16,000)       1998             1999

United Development Co.
97.0, L.P.                                    471,000          (79,000)       1998             1999

Wagner Partnership
99 Limited Partnership                         95,000          (22,000)       2000             2001

West Liberty Family Apartments, Ltd.            3,000           (6,000)       2001             2002

West Mobile County Housing, Ltd.              209,000         (103,000)       1999             2000
                                           ----------        ---------
                                           $2,741,000        $(858,000)
                                           ==========        =========




WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002
                                                -------------------------------  ---------------------------------------------------
                                                      AS OF MARCH 31, 2002                        AS OF DECEMBER 31, 2001
                                                -------------------------------  ---------------------------------------------------
                                                 TOTAL ORIGINAL    AMOUNT OF   ENCUMBRANCES
                                                 INVESTMENT        INVESTMENT   OF LOCAL
      LOCAL LIMITED                              IN LOCAL LIMITED  PAID          LIMITED     PROPERTY AND  ACCUMULATED    NET BOOK
      PARTNERSHIP NAME          LOCATION         PARTNERSHIPS      TO DATE     PARTNERSHIPS   EQUIPMENT    DEPRECIATION     VALUE
------------------------------------------------------------------------------------------------------------------------------------

Boonville                       Boonville,
Associates I, L.P.              Missouri      $   2,195,000   $  2,195,000   $   808,000     $ 3,881,000    $   49,000   $ 3,832,000

Brighton Ridge                  Edgefield,
Limited Partnership             South Carolina      926,000        926,000     1,012,000       2,378,000       234,000     2,144,000

Cotton Mill Elderly             Rock Island,
Living Center, L.P.             Illinois          1,040,000      1,040,000             *               *             *             *

Country Club                    Richmond,
Investors, L.P.                 Virginia            305,000        305,000     2,747,000       3,727,000       625,000     3,102,000

Desloge Associates              Desloge,
I, L.P.                         Missouri          1,059,000      1,059,000       604,000       2,071,000       185,000     1,886,000

Kechel                          Logansport,
Towers, L.P.                    Indiana           1,348,000      1,191,000       517,000       1,895,000       152,000     1,743,000

Ottowa I,                       Oglesby,
L.P.                            Illinois            403,000        403,000     1,491,000       2,021,000       251,000     1,770,000

Preservation                    Pontiac and
Partners I,                     Taylorville,
L.P.                            Illinois            514,000        514,000     2,028,000       2,657,000       331,000     2,326,000

St. Susanne                     Mt. Vernon,
Associates I, L.P.              Missouri            255,000        255,000       657,000         996,000        43,000       953,000

Summer Wood,                    Camden,
Ltd.                            Alabama           1,237,000      1,237,000       849,000       2,116,000       179,000     1,937,000


*      Results Cotton Mill Elderly Living Center, L.P. have not been audited and thus have been excluded. See Note 3 to the financial statements and report of independent certified public accountants.




WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002

                                                -------------------------------  ---------------------------------------------------
                                                      AS OF MARCH 31, 2002                        AS OF DECEMBER 31, 2001
                                                -------------------------------  ---------------------------------------------------
                                                 TOTAL ORIGINAL    AMOUNT OF   ENCUMBRANCES
                                                 INVESTMENT        INVESTMENT   OF LOCAL
      LOCAL LIMITED                              IN LOCAL LIMITED  PAID          LIMITED     PROPERTY AND  ACCUMULATED    NET BOOK
      PARTNERSHIP NAME          LOCATION         PARTNERSHIPS      TO DATE     PARTNERSHIPS   EQUIPMENT    DEPRECIATION     VALUE
------------------------------------------------------------------------------------------------------------------------------------

Trenton Village                 Trenton,
Apartments, L.P.                Missouri          1,018,000      1,018,000       696,000       2,123,000       121,000     2,002,000

United Development              Memphis,
Co. 97.0, L.P.                  Tennessee         2,813,000      2,813,000     1,291,000       4,448,000       400,000     4,048,000

Wagner Partnership              Wagner,
Associates I, L.P.              South Dakota        245,000        208,000       759,000       1,280,000        18,000     1,262,000

West Liberty Family             West Liberty,
Apartments, Ltd.                Kentucky            351,000        298,000            (1)        290,000            (1)      290,000

West Mobile County              Theodore,
Housing, Ltd.                   Alabama           1,858,000      1,858,000     1,357,000       3,228,000       227,000     3,001,000
                                              -------------  ------------- -------------   -------------  ------------ -------------
                                              $  15,567,000  $  15,320,000 $  14,816,000   $  33,111,000  $  2,815,000 $  30,296,000
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




WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 6
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002
                                    ----------------------------------------------------------------------------
                                                            FOR THE YEAR ENDED DECEMBER 31, 2001
                                    ----------------------------------------------------------------------------
                                                                              YEAR          ESTIMATED
           LOCAL LIMITED                     RENTAL             NET         INVESTMENT      COMPLETION
         PARTNERSHIP NAME                    INCOME         INCOME (LOSS)    ACQUIRED          DATE
----------------------------------------------------------------------------------------------------------------

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


                                                                 81

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

By: WNC & Associates, Inc.,
    General Partner




    By: /s/ Wilfred N. Cooper, Jr.
        -------------------------
        Wilfred N. Cooper, Jr.,
        President of WNC & Associates, Inc.

Date:  February 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By: /s/ Wilfred N. Cooper, Jr.
    -------------------------
    Wilfred N. Cooper, Jr.,
    Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  February 15, 2008




By: /s/ Thomas J. Riha
    ------------------
    Thomas J. Riha,
    Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  February 15, 2008




By: /s/ Wilfred N. Cooper, Sr.
    -------------------------
    Wilfred N. Cooper, Sr.,
    Chairman of the Board of WNC & Associates, Inc.

Date:  February 15, 2008



By: /s/ Kay L. Cooper
    -----------------
    Kay L. Cooper
    Director of WNC & Associates, Inc.

Date:  February 15, 2008