Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2008-02-15
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2004
                For the quarterly period ended September 30, 2004
                For the quarterly period ended December 31, 2004

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



                     17782 Sky Park Circle, Irvine, CA 92614
                   ( Address of principle executive offices )

                                 (714) 622-5565
                              ( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No    X
   -----   ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes     No   X
   -----  -------
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___Accelerated filer ___Non-accelerated filer X
                                                                     ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No   X
  -----  -------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

         For the Quarterly Periods Ended June 30, 2004,September 30, 2004
                              and December 31, 2004


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance  Sheets
              As of June 30,  2004,  September  30,  2004, December 31, 2004
              and March 31, 2004...............................................3

     Statements of Operations
              For the Three Months Ended June 30, 2004 and 2003................4
              For the Three and Six Months Ended September 30, 2004 and 2003...5 For the Three and Nine Months Ended December 31, 2004 and 2003...6

     Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2004 ........................7
              For the Six Months Ended September 30, 2004 .....................7
              For the Nine Months Ended December 31, 2004 .....................7

     Statements of Cash Flows
              For the Three Months Ended June 30, 2004 and 2003................8
              For the Six Months Ended September 30, 2004 and 2003.............9
              For the Nine Months Ended December 31, 2004 and 2003............10

     Notes to Financial Statements............................................11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................20

     Item 3. Quantitative and Qualitative Disclosures About Market Risks......22

     Item 4.  Controls and Procedures  .......................................23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................23

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....23

     Item 3. Defaults Upon Senior Securities..................................23

     Item 4. Submission of Matters to a Vote of Security Holders..............23

     Item 5.  Other Information...............................................23

     Item 6. Exhibits.........................................................24

     Signatures...............................................................24

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                         September 30,         December 31,
                                                  June 30, 2004              2004                  2004           March 31, 2004
                                               -------------------    -------------------    ----------------    ----------------
ASSETS

Cash and cash equivalents                      $       633,849         $    605,926           $     589,427       $     659,789

Investments in Local
 Limited Partnerships, net (Note 2)                 11,964,868            11,687,783             11,410,698          12,651,097
Other assets                                               160                   160                    160                 160
                                               -------------------    -------------------    ----------------    ----------------

Total Assets                                   $    12,598,877         $  12,293,869          $  12,000,285       $  13,311,046
                                               ===================    ===================    ================    ================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to Local Limited Partnerships       $       209,461         $     209,461          $     209,461       $     209,461
  (Note 4)
  Accrued expenses                                      14,950                18,110                 14,950              12,640
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)             63,829                52,796                 55,227              62,237
                                               -------------------    -------------------    ----------------    ----------------
Total Liabilities                                      288,240               280,367                279,638             284,338
                                               -------------------    -------------------    ----------------    ----------------

Partners' equity (deficit):
  General Partner                                      (81,372)              (84,343)               (87,272)            (74,211)
  Limited Partners
  (25,000 Partnership Units authorized;
   20,500 Partnership Units
   issued and outstanding)                          12,392,009            12,097,845             11,807,919          13,100,919
                                               -------------------    -------------------    ----------------    ----------------

    Total Partners' Equity                          12,310,637            12,013,502             11,720,647          13,026,708
                                               -------------------    --------------------   ----------------    ----------------
      Total Liabilities and Partners' Equity   $    12,598,877         $  12,293,869          $  12,000,285       $  13,311,046
                                               ===================    ====================   ================   =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                        2004                        2003
                                  ----------------            -----------------
                                    Three Months                Three Months
                                  ----------------            -----------------
Reporting fees                   $      3,000                  $           975

Operating expenses:                    12,887                           12,887
  Amortization (Note 2)                15,973                           15,973
  Asset management fees (Note 3)      408,644                                -
  Impairment loss (Note 2)             15,475                            3,570
  Legal and accounting fees             2,714                            2,897
  Other                           ----------------            ------------------


 Total operating expenses             455,693                           35,327

Loss from operations                 (452,693)                         (34,352)

Equity in losses of Local
 Limited Partnerships (Note 2)       (264,198)                        (206,415)

Interest income                           820                            1,341
                                  ----------------            ------------------

Net loss                         $   (716,071)                 $      (239,426)
                                  ================            ==================

Net loss allocated to:
  General Partner                $     (7,161)                 $        (2,394)
                                  ================            ==================


  Limited Partners               $   (708,910)                 $      (237,032)
                                  ================            ==================


Net loss per
  Partnership  Unit              $        (35)                 $           (12)
                                  ================            ==================


Outstanding weighted
  Partnership  Units                   20,500                           20,500
                                  ================            ==================

                 See Accompanying notes to Financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                       For the Three and Six Months Ended
                           September 30, 2004 and 2003
                                   (unaudited)


                                                        2004                                       2003
                                        ---------------------------------------   ---------------------------------------
                                             Three                 Six                 Three                  Six
                                             Months               Months              Months                 Months
                                        -----------------     ---------------     ----------------      -----------------
Reporting fees                        $             500     $         3,500      $        21,549      $          22,524

Operating expenses:
  Amortization (Note 2)                          12,887              25,774               12,887                 25,774
  Asset management fees (Note 3)                 15,973              31,946               15,974                 31,947
  Impairment loss (Note 2)                            -             408,644                    -                      -
  Legal and accounting fees                       5,227              20,702               12,324                 15,894
  Bad debt expense                                    -                   -                7,276                  7,276
  Asset management expenses                          50                 231                    -                    650
  Other                                              74               2,607                1,678                  3,925
                                        -----------------     ---------------     ----------------      -----------------

    Total operating expenses                     34,211             489,904               50,139                 85,466
                                        -----------------     ---------------     ----------------      -----------------

Loss from operations                            (33,711)           (486,404)             (28,590)               (62,942)

Equity in losses of Local
  Limited Partnerships (Note 2)                (264,198)           (528,396)            (206,415)              (412,830)

Interest income                                     774               1,594                1,345                  2,686
                                        -----------------     ---------------     ----------------      -----------------

Net loss                              $        (297,135)    $    (1,013,206)     $      (233,660)    $         (473,086)
                                        =================     ===============     ================      =================

Net loss allocated to:

  General Partner                     $          (2,971)    $       (10,132)     $        (2,336)    $           (4,730)
                                        =================     ===============     ================      =================

  Limited Partners                    $        (294,164)    $    (1,003,074)     $      (231,324)    $         (468,356)
                                        =================     ===============     ================      =================

Net loss per

  Partnership Unit                    $             (14)    $           (49)     $           (11)    $              (23)
                                        =================     ===============     ================      =================

Outstanding weighted
  Partnership Units                               20,500              20,500              20,500                 20,500
                                        ==================    ===============     ================      =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                       For the Three and Nine Months Ended
                           December 31, 2004 and 2003
                                   (unaudited)


                                                       2004                                       2003
                                         ----------------------------------     ----------------------------------------
                                             Three                Nine               Three                    Nine
                                            Months               Months              Months                  Months
                                         --------------       -------------     -----------------         --------------
Reporting fees                        $             -      $         3,500     $           1,714         $       24,238

Operating expenses:
  Amortization (Note 2)                        12,887               38,661                12,887                 38,661
  Asset management fees  (Note 3)              15,973               47,919                15,972                 47,919
  Impairment loss (Note 2)                          -              408,644                     -                      -
  Legal and accounting fees                         -               20,702                   455                 16,349
  Bad debt expense                                  -                    -                     -                  7,276
  Asset management expenses                       137                  368                 2,982                  3,632
  Other                                           420                3,027                   857                  4,782
                                         --------------       -------------     -----------------         --------------

    Total operating expenses                   29,417              519,321                33,153                118,619
                                         --------------       -------------     -----------------         --------------

Loss from operations                          (29,417)            (515,821)              (31,439)               (94,381)

Equity in losses of Local
 Limited Partnerships (Note 2)               (264,198)            (792,594)             (177,535)              (590,365)

Interest income                                   760                2,354                 1,311                  3,997
                                         --------------       -------------     -----------------         --------------

Net loss                              $      (292,855)     $    (1,306,061)    $        (207,663)        $     (680,749)
                                         ==============       =============     =================         ==============

Net loss allocated to:
  General Partner                     $         (2,929)    $       (13,061)    $          (2,076)        $       (6,807)
                                         ==============       =============     =================         ==============


  Limited Partners                    $       (289,926)    $    (1,293,000)    $        (205,587)        $     (673,942)
                                         ==============       =============     =================         ==============

Net loss per

  Partnerships Units                  $            (14)    $          (63)     $             (10)        $          (33)
                                         ===============       =============     =================         ==============

Outstanding weighted
  Partnership Units                             20,500              20,500                20,500                 20,500
                                         ===============       =============     =================         ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
  For the Three Months Ended June 30, 2004, Six Months Ended September 30, 2004
                        And Nine Months Ended December 31
                                   (unaudited)


                                        For the Three Months Ended June 30, 2004

                                                          General               Limited
                                                          Partner               Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2004         $       (74,211)     $      13,100,919     $        13,026,708

Net loss                                                      (7,161)              (708,910)              (716,071)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2004          $       (81,372)     $      12,392,009     $        12,310,637
                                                       ===============      ================      ==================


                                    For the Six Months Ended September 30, 2004
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2004         $       (74,211)     $      13,100,919     $        13,026,708

Net loss                                                     (10,132)            (1,003,074)            (1,013,206)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2004     $       (84,343)     $      12,097,845     $        12,013,502
                                                       ===============      ================      ==================


                                    For the Nine Months Ended December 31, 2004
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2004         $       (74,211)     $      13,100,919     $        13,026,708

Net loss                                                     (13,061)            (1,293,000)             (1,306,061)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2004      $       (87,272)     $      11,807,919     $        11,720,647
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                                                              2004                 2003
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $     (716,071)     $      (239,426)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          12,887               12,887
        Equity in losses of Local Limited Partnerships                       264,198              206,415
        Impairment loss                                                      408,644                    -
        Change in accrued expenses                                             2,310                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      1,592               12,440
                                                                        --------------      ---------------
        Net cash used in operating activities                                (26,440)              (7,684)
                                                                        --------------      ---------------

Cash flows from investing activities:

      Distributions received from Local Limited Partnerships                     500                1,347
                                                                        --------------      ---------------

        Net cash provided by investing activities                                500                1,347
                                                                        --------------      ---------------

Net decrease in cash and cash equivalents                                    (25,940)              (6,337)

Cash and cash equivalents, beginning of period                               659,789              722,715
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      633,849      $       716,378
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                  See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                                             2004                 2003
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $   (1,013,206)     $      (473,086)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          25,774               25,774
        Equity in losses of Local Limited Partnerships                       528,396              412,830
        Impairment loss                                                      408,644                    -
        Write off of advances to Local Limited Partnerships                        -                7,276
        Change in accrued expenses                                             5,470                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     (9,441)               5,092
                                                                        --------------      ---------------
        Net cash used in operating activities                              (54,363)             (22,114)
                                                                        --------------      ---------------

Cash flows from investing activities:

      Distributions received from Local Limited Partnerships                     500                1,347
                                                                        --------------      ---------------

        Net cash provided by investing activities                                500                1,347
                                                                        --------------      ---------------


Net decrease in cash and cash equivalents                                    (53,863)             (20,767)

Cash and cash equivalents, beginning of period                               659,789              722,715
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      605,926      $       701,948
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                                             2004                 2003

                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $   (1,306,061)     $      (680,749)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          38,661               38,661
        Equity in losses of Local Limited Partnerships                       792,594              590,365
        Impairment loss                                                      408,644                    -
        Write off of advances to Local Limited Partnerships                        -                7,276
        Change in accrued expenses                                             2,310                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     (7,010)               5,538
                                                                        --------------      ---------------
        Net cash used in operating activities                                (70,862)             (38,909)
                                                                        --------------      ---------------


Cash flows from investing activities:

        Investments in limited Partnership, net                                    -              (23,791)
        Distributions received from Local Limited Partnerships                   500                1,347
                                                                        --------------      ---------------

        Net cash provided by (used in) investing activities                      500              (22,444)
                                                                        --------------      ---------------


Net decrease in cash  and cash equivalents                                   (70,362)             (61,353)

Cash and cash equivalents, beginning of period                               659,789              722,715
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      589,427      $       661,362
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -      $             -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004, six months ended September 30, 2004 and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 6 a California Limited Partnership (the "Partnership") was formed under the laws of the State of California on March 3, 1997 and commenced operations on August 20, 1998. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes.

The general partner of the Partnership is WNC & Associates, Inc. ("Associates") or (the "General Partner"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

The Partnership shall continue to be in full force and effect until December 31, 2052, unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 25,000 Partnership Units of Limited Partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE   1   -   SUMMARY   OF   SIGNIFICANT    ACCOUNTING   POLICIES, continued
-----------------------------------------------------------------------------
equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 99% to the Limited Partners (in proportion to their respective investments) and 1% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Exit Strategy
-------------
The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2004, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated , the dissolution of the Partnership was not imminent as of December 31, 2004.

As of December 31, 2004 none of the Limited Partnerships had completed the 15 year compliance period.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------
The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

"Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2004, September 30, 2004, June 30, 2004 and 2003, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. For all periods presented, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents for all periods presented.

Concentration of Credit Risk
----------------------------
At June 30, 2004, September 30, 2004 and December 31, 2004 the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Income Taxes
------------
No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Net Loss Per Partnership Unit
-----------------------------
Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Impairment
-----------
A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the fund and the estimated residual value of the investment.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Revenue Recognition
-------------------
The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------
As of period presented, the Partnership has acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 608 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low tax Credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $408,644 and $0, during the three months ended June 30, 2004 and 2003, respectively. There were no additional impairment losses for the periods ending September 30, 2004 and 2003 and December 31, 2004 and 2003.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2004             March 31, 2004
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $          12,651,097      $       13,562,908
     Impairment loss                                                       (408,644)                (55,384)
     Equity in losses of Local Limited Partnerships                        (264,198)               (790,609)
     Tax credit adjustment                                                        -                 (12,923)
     Distributions received from Local Limited Partnerships                    (500)                 (1,347)
     Amortization of capitalized acquisition fees and
     costs                                                                  (12,887)                (51,548)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $          11,964,868      $       12,651,097
                                                                =====================      ==================

                                                                    For the Six               For the Year
                                                                     Months Ended                  Ended
                                                                September 30, 2004           March 31, 2004
                                                              -----------------------      ------------------

     Investments per balance sheet, beginning of period       $          12,651,097      $       13,562,908
     Impairment loss                                                       (408,644)                (55,384)
     Equity in losses of Local Limited Partnerships                        (528,396)               (790,609)
     Tax credit adjustment                                                        -                 (12,923)
     Distributions received from Local Limited Partnerships                    (500)                 (1,347)
     Amortization of capitalized acquisition fees and
     costs                                                                  (25,774)                (51,548)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $          11,687,783      $       12,651,097
                                                                =====================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2004           March 31, 2004
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $          12,651,097      $       13,562,908
     Impairment loss                                                       (408,644)                (55,384)
     Equity in losses of Local Limited Partnerships                        (792,594)               (790,609)
     Tax credit adjustment                                                        -                 (12,923)
     Distributions received from Local Limited Partnerships                    (500)                 (1,347)
     Amortization of capitalized acquisition fees and
     costs                                                                  (38,661)                (51,548)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $          11,410,698      $       12,651,097
                                                                =====================      ==================

                                                                        For the Three Months
                                                                               Ended               For the Year Ended
                                                                           June 30, 2004             March 31, 2004
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $                10,691,491   $           11,364,833
Acquisition fees and costs, net of accumulated amortization of
$272,957 and $260,070                                                               1,273,377                1,286,264
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $                11,964,868   $           12,651,097
                                                                       =======================     ====================

                                                                         For the Six Months
                                                                               Ended               For the Year Ended
                                                                         September 30, 2004          March 31, 2004
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $                10,427,293   $           11,364,833
Acquisition fees and costs, net of accumulated amortization of
$285,844 and $260,070                                                               1,260,490                1,286,264
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $                11,687,783   $           12,651,097
                                                                       =======================     ====================

                                                                        For the Nine Months
                                                                               Ended               For the Year Ended
                                                                         December 31, 2004           March 31, 2004
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $                10,163,095   $           11,364,833
Acquisition fees and costs, net of accumulated amortization of
$298,731 and $260,070                                                               1,247,603                1,286,264
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $                11,410,698   $           12,651,097
                                                                       =======================     ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------
Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2004                       2003
                                                               ----------------------      ------------------
        Revenues                                             $               730,000     $           736,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   167,000                 170,000
          Depreciation and amortization                                      309,000                 313,000
          Operating expenses                                                 524,000                 460,000
                                                               ----------------------      ------------------
            Total expenses                                                 1,000,000                 943,000
                                                               ----------------------      ------------------

        Net loss                                             $              (270,000)     $         (207,000)
                                                               ======================      ==================
                                                             $              (264,000)     $         (206,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $              (264,000)     $         (206,000)
                                                               ======================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                     COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                               2004                    2003
                                                                        -------------------    ---------------------
                Revenues                                              $          1,460,000   $            1,473,000
                                                                        -------------------    ---------------------
                Expenses:
                  Interest expense                                                 334,000                  340,000
                  Depreciation and amortization                                    617,000                  626,000
                  Operating expenses                                             1,048,000                  920,000
                                                                        -------------------    ---------------------
                Total expenses                                                   1,999,000                1,886,000
                                                                        -------------------    ---------------------

                Net loss                                              $           (539,000)   $            (413,000)
                                                                        ===================    =====================
                                                                      $           (529,000)   $            (413,000)
                Net loss allocable to the Partnership
                                                                        ===================    =====================
                Net loss recorded by the Partnership                  $           (528,000)   $            (413,000)
                                                                        ===================    =====================

Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2004                     2003
                                                               ----------------------      ------------------
        Revenues                                             $             2,190,000     $         2,231,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   500,000                 511,000
          Depreciation and amortization                                      926,000                 939,000
          Operating expenses                                               1,573,000               1,372,000
                                                               ----------------------      ------------------
        Total expenses                                                     2,999,000               2,822,000
                                                               ----------------------      ------------------

        Net loss                                             $              (809,000)    $          (591,000)
                                                               ======================      ==================
                                                             $              (793,000)    $          (590,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $              (793,000)    $          (590,000)
                                                               ======================      ==================

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Annual asset management fee. An annual asset management fee not to exceed 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Asset management fees of $15,973 were incurred during each of the three months ended June 30, 2004 and 2003. For the six months ended September 30, 2004 and 2003, the Partnership incurred asset management fees of $31,946 and $31,947, respectively. Management fees of $47,919 were incurred during each of the nine months ended December 31, 2004 and 2003. The Partnership paid the General Partner or its affiliates $13,516 and $10,000 of those fees during the three months ended June 30, 2004 and 2003, respectively. For the six months ended September 30, 2004 and 2003 the Partnership paid $40,508 and $30,000, respectively. For the nine months ended December 31, 2004 and 2003, the Partnership paid $54,064 and $43,516, respectively.

(b) Subordinated disposition fee. A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been earned and/or paid to the Partnership.

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $16,700 and $0 during the three months ended June 30, 2004 and 2003, respectively. For the six months ended September 30, 2004 and 2003 the Partnership reimbursed operating expenses of approximately $18,900 and $17,300, respectively. For the nine months ended December 31, 2004 and 2003, operating expense reimbursements were $22,700 and $26,800, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                               June 30, 2004       September 30,         December 31,        March 31, 2004
                                                                        2004                 2004
                                              ----------------    -----------------    -----------------     ---------------

       Accrued asset management fees       $           55,829  $            44,770  $            47,227   $          53,372
       Expenses paid by the General
       Partners or an affiliates
       on behalf of the
       Partnership                                      8,000                8,026                8,000               8,865
                                              ----------------    -----------------    -----------------     --------------
       Total                               $           63,829  $            52,796  $            55,227   $          62,237
                                              ================    =================    =================     ===============

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------
Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, the three and six months ended September 30, 2004 and 2003, and the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $634,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $11,965,000. Liabilities at June 30, 2004 primarily consisted of $209,000 due to Local Limited Partnerships, $64,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $15,000 of accrued expenses.

The Partnership's assets at September 30, 2004 consisted primarily of $606,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $11,688,000. Liabilities at September 30, 2004 primarily consisted of $209,000 due to Local Limited Partnerships, $53,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $18,000 of accrued expenses.

The Partnership's assets at December 31, 2004 consisted primarily of $589,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $11,411,000. Liabilities at December 31, 2004 primarily consisted of $209,000 due to Local Limited Partnerships, $55,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $15,000 of accrued expenses.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(716,000), reflecting an increase of approximately $(477,000) from the net loss of $(239,000) for the three months ended June 30, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(409,000). The Partnership used to access impairment in the fourth quarter and as of June 30, 2004 the Partnership access and recorded an impairment loss in the first quarter, as such there is an increase in the impairment loss. There was also an increase of equity in losses of limited partnerships which increased by $(58,000) to $(264,000) for the three months ended June 30, 2004 from $(206,000)
for the three months ended June 30, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally the accounting and legal expenses increased by $(10,000) for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to a timing issue of accounting work being performed.

Three  Months  Ended  September  30,  2004  Compared to the Three  Months  Ended
September  30,  2003  The  Partnership's  net loss for the  three  months  ended
September 30, 2004 was $(297,000), reflecting an increase of approximately $(63,000) from the net loss of $(234,000) for the three months ended September 30, 2003. There was an increase of equity in losses of limited partnerships which increased by $(58,000) to $(264,000) for the three months ended September 30, 2004 from $(206,000) for the three months ended September 30, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally the reporting fee income decreased by $(20,000) for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. During the three months ended September 30, 2003 there was three Local Limited Partnerships whose cash flow allowed for reporting fee income to be paid to the Partnership. The accounting and legal expenses decreased by $7,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, as discussed above with the June comparison the accounting expense difference is a timing issue. Additionally, there was a decrease of $7,000 in bad debt expense for the three months ended September 30, 2004 due to an advance being made during the three months ended September 30, 2003 and reserved for in the same quarter. There was also $1,000 decrease in other expenses.

Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003 The Partnership's net loss for the six months ended September 30, 2004 was $(1,013,000), reflecting an increase of approximately $(540,000) from the net loss of $(473,000) for the six months ended September 30, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(409,000). The Partnership used to access impairment in the fourth quarter and as of June 30, 2004 the Partnership started accessing and recording impairment loss in the first quarter, as such there is an increase in the impairment loss. There was also an increase of equity in losses of limited partnerships which increased by $(115,000) to $(528,000) for the six months ended September 30, 2004 from $(413,000) for the six months ended September 30, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The reporting fee income decreased by $(19,000) for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. During the six months ended September 30, 2003 there was three Local Limited Partnerships whose cash flow allowed for reporting fee income to be paid to the Partnership. Additionally, there was a decrease of $7,000 in bad debt expense for the six months ended September 30, 2004 due to an advance being made during the six months ended September 30, 2003 and reserved for in the same quarter. Additionally the accounting and legal expenses increased by $(5,000) for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 due to the timing issue of accounting work being performed. There was also $1,000 decrease in other expenses.

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003 The Partnership's net loss for the three months ended December 31, 2004 was $(293,000), reflecting an increase of approximately $(85,000) from the net loss of $(208,000) for the three months ended December 31, 2003. The increase is largely due to an increase of equity in losses of limited partnerships which increased by $(87,000) to $(264,000) for the three months ended December 31, 2004 from $(177,000) for the three months ended December 31, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally, the asset management expenses decreased by $2,000 for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 due to the fact that each Local Limited Partnership is visited bi-annually and the expenses can vary year-to-year depending on the timing of those site visits.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003 The Partnership's net loss for the nine months ended December 31, 2004 was $(1,306,000), reflecting an increase of approximately $(625,000) from the net loss of $(681,000) for the nine months ended December 31, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(409,000). The Partnership used to access impairment in the fourth quarter and as of June 30, 2004 the Partnership started accessing and recording impairment loss in the first quarter, as such there is an increase in the impairment loss. There was also an increase of equity in losses of limited partnerships which increased by $(203,000) to $(793,000) for the nine months ended December 31, 2004 from $(590,000) for the nine months ended December 31, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The reporting fee income decreased by $(21,000) for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. During the nine months ended December 31, 2003 there was three Local Limited Partnerships whose cash flow allowed for reporting fee income to be paid to the Partnership. Additionally, there was a decrease of $7,000 in bad debt expense for the nine months ended December 31, 2004 due to an advance being made during the nine months ended December 31, 2003 and reserved for in the same quarter. The accounting and legal expenses increased by $(5,000) for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the timing issue of accounting work being performed. There was also $2,000 decrease in other expenses along with a $3,000 decrease in asset management expenses. Interest income decreased by approximately $(1,000) due to the Partnerships cash balances decreasing.

Cash Flows

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 Net cash used during the three months ended June 30, 2004 was $(26,000), compared to net cash used during the three months ended June 30, 2003 of $(6,000), reflecting a change of $(20,000). This change was primarily due to a $(19,000) increase in cash used for operating activities primarily due to the change in accrued fees and expensed due to General Partner and affiliates decreased by $(11,000), which represents an increase in the amount of cash paid to reimburse the General partner for expenses it paid on the Partnerships behalf along with accrued asset management fees paid. There was also an additional $(6,000) of expenses incurred during the three months ended June 30, 2004 that was reimbursed. There was also an increase of $3,000 in accrued expenses which represented accounting fees accrued but not yet paid. The cash provided by investing activities decreased by $(1,000) due to a decrease in distributions received Local Limited Partnerships.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003 Net cash used during the six months ended September 30, 2004 was $(54,000), compared to net cash used during the six months ended September 30, 2003 of $(21,000), reflecting a change of $(33,000). This change was primarily due to a $(32,000) increase in cash used for operating activities primarily due to the change in accrued fees and expensed due to General Partner and affiliates decreased by $(15,000), which represents an increase in the amount of cash paid to reimburse the General partner for expenses it paid on the Partnerships behalf along with accrued asset management fees paid. The reporting fee income decreased by $(19,000) which contributed to the increase in cash used in operating activities. There was also an increase of $6,000 in accrued expenses which represented accounting fees accrued but not yet paid. The cash provided by investing activities decreased by $(1,000) due to a decrease in distributions received Local Limited Partnerships.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003 Net cash used during the nine months ended December 31, 2004 was $(71,000), compared to net cash used during the nine months ended December 31, 2003 of $(61,000), reflecting a change of $(10,000). This change was due to a $(32,000) increase in cash used for operating activities primarily due to the change in accrued fees and expensed due to General Partner and affiliates decreased by $(13,000), which represents an increase in the amount of cash paid to reimburse the General partner for expenses it paid on the Partnerships behalf along with accrued asset management fees paid. There was also an increase of $3,000 in accrued expenses which represented accounting fees accrued but not yet paid. The reporting fee income decreased by $(21,000) which contributed to the increase in cash used in operating activities. During the nine months ended December 31, 2004 the cash provided by investing activities was $1,000 compared to the cash used for the nine months ended December 31, 2003 of $(22,000) the difference was largely due to a note payable to a Local Limited Partnership was paid during the nine months ended December 31, 2003 compared to no payments to Local Limited Partnerships for the nine months ended December 31, 2004.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2004, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE

Item 4.  Controls and Procedures

          As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive  Officer and Chief Financial Officer of Associates
           carried  out  an evaluation  of  the   effectiveness  of  the  Fund's
          "disclosure controls and procedures" as defined in Securities Exchange
          Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.


          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.   Exhibits

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 312 of the Sarbanes-Oxley Act of 2003. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant toRule 13a-14 and 15d-14, as adopted pursuant to section 312 of the Sarbanes-Oxley Act of 2003. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDITS VI, L.P., SERIES 6


By:  WNC & ASSOCIATES, INC.                 General Partner





By: /s/ Wilfred N. Cooper, Jr.
------------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: February 15, 2008





By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 15, 2008