Form 10-Q
period 2005-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2008-02-15
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2005
                For the quarterly period ended September 30, 2005
                For the quarterly period ended December 31, 2005

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

YYes             No     X
-----------    -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).


Yes             No     X
-----------    -----------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___Accelerated filer ___Non-accelerated filer_X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X
-----------    -----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

        For the Quarterly Periods Ended June 30, 2005, September 30, 2005
                              and December 31, 2005


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets

              As of June 30, 2005,  September  30, 2005,  December 31, 2005 and.
              March 31,2005....................................................3

     Statements of Operations
              For the Three Months Ended June 30, 2005 and 2004................4
              For the Three and Six Months Ended September 30, 2005 and 2004...5 For the Three and Nine Months Ended December 31, 2005 and 2004...6

     Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2005 ........................7
              For the Six Months Ended September 30, 2005 .....................7
              For the Nine Months Ended December 31, 2005 .....................7

     Statements of Cash Flows
              For the Three Months Ended June 30, 2005 and 2004................8
              For the Six Months Ended September 30, 2005 and 2004.............9
              For the Nine Months Ended December 31, 2005 and 2004............10

     Notes to Financial Statements............................................11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................20

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......23

     Item 4.  Controls and Procedures  .......................................23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................23

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....23

     Item 3.  Defaults Upon Senior Securities.................................23

     Item 4.  Submission of Matters to a Vote of Security Holders.............23

     Item 5.  Other Information...............................................23

     Item 6. Exhibits.........................................................23

     Signatures...............................................................24

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)


                                                                            September 30,        December 31,
                                                      June 30, 2005              2005                 2005            March 31, 2005
                                                     ----------------    -----------------      ---------------     ----------------
ASSETS
Cash and cash equivalents                            $       402,512     $        398,611       $      359,553      $       433,376

Investments in Local Limited Partnerships,
 net (Note 2)                                              9,819,514            9,599,955            9,383,127            11,080,713

Other assets                                                     160                  160                  160                   160
                                                     ----------------    -----------------      ---------------     ----------------

Total Assets                                         $    10,222,186     $      9,998,726       $    9,742,840      $     11,514,249
                                                     ================    =================      ===============     ================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

 Payables to Local Limited Partnerships (Note 4)     $        52,570     $         52,570       $       52,570      $         52,570

 Accrued expenses                                             14,950               14,950                4,950                14,950
 Accrued fees and expenses due to
  General Partner and affiliates (Note 3)                     61,601               63,267               67,055                76,303
                                                     ----------------    -----------------      ---------------     ----------------


Total liabilities                                            129,121              130,787              124,575               143,823
                                                     ----------------    -----------------      ---------------     ----------------

Partners' equity (deficit):

 General Partner                                            (103,548)             105,799)            (108,296)             (90,774)
 Limited Partners (25,000 Partnership Units authorized;
   20,500 Partnership Units issued and outstanding)       10,196,613            9,973,738            9,726,561            11,461,200
                                                     ----------------    -----------------      ---------------     ----------------
           Total Partners' Equity                         10,093,065            9,867,939            9,618,265            11,370,426
                                                     ----------------    -----------------      ---------------     ----------------

  Total Liabilities and
   Partners Equity                                   $    10,222,186     $      9,998,726       $    9,742,840      $     11,514,249
                                                     ================    =================      ===============     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                      2005                              2004
                                               -----------------                -------------------
                                                  Three Months                      Three Months
                                               -----------------                -------------------
Reporting fees                                $              750               $              3,000
Operating expenses:
  Amortization (Note 2)                                   12,127                             12,887
  Asset management fees (Note 3)                          15,973                             15,973
  Impairment loss (Note 2)                             1,010,154                            408,644
  Legal and accounting fees                                    -                             15,475
  Other                                                    1,460                              2,714
                                               -----------------                -------------------
    Total operating expenses                           1,039,714                            455,693
                                               -----------------                -------------------
Loss from operations                                  (1,038,964)                          (452,693)
Equity in losses of Local
 Limited Partnerships (Note 2)                          (238,918)                          (264,198)
Interest income                                              521                                820
                                               -----------------                -------------------
Net loss                                      $       (1,277,361)               $          (716,071)
                                               =================                ===================
Net loss allocated to:
  General Partner                             $          (12,774)               $            (7,161)
                                               =================                ===================
  Limited Partners                            $       (1,264,587)               $          (708,910)
                                               =================                ===================
Net loss per
  Partnership  Unit                           $              (62)               $               (35)
                                               =================                ===================
Outstanding weighted
  Partnership  Units                                      20,500                             20,500
                                               =================                ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                    For the Three Months and Six Months Ended
                           September 30, 2005 and 2004
                                   (unaudited)



                                                        2005                                       2004
                                        -------------------------------------     ---------------------------------------
                                             Three                 Six                 Three                  Six
                                             Months               Months              Months                 Months
                                        -----------------    ----------------     ----------------     ------------------

Reporting fees                        $            8,500     $         9,250     $            500      $           3,500
Operating expenses:
  Amortization (Note 2)                           12,127              24,254               12,887                 25,774
  Asset management fees (Note 3)                  15,973              31,946               15,973                 31,946
  Impairment loss (Note 2)                             -           1,010,154                    -                408,644
  Legal and accounting fees                          198                 198                5,227                 20,702
  Asset management expenses                        1,017               1,017                   50                    231
  Other                                              108               1,568                   74                  2,607
                                        -----------------    ----------------     ----------------     ------------------
    Total operating expenses                      29,423           1,069,137               34,211                489,904
                                        -----------------    ----------------     ----------------     ------------------
Loss from operations                             (20,923)         (1,059,887)             (33,711)              (486,404)
Equity in losses of Local
 Limited Partnerships (Note 2)                  (204,701)           (443,619)            (264,198)              (528,396)

Interest income                                      498               1,019                  774                  1,594
                                        -----------------    ----------------     ----------------     ------------------
Net loss                              $         (225,126)         (1,502,487)    $       (297,135)     $      (1,013,206)

                                       ==================    ================     ================     ==================
Net loss allocated to:
  General Partner                     $           (2,251)    $       (15,025)    $         (2,971)     $         (10,132)
                                        =================    ================     ================     ==================
  Limited Partners                    $         (222,875)    $    (1,487,462)    $       (294,164)     $      (1,003,074)
                                        =================    ================     ================     ==================
Net loss per
  Partnership Unit                    $              (11)    $           (73)    $            (14)     $             (49)
                                        =================    ================     ================     ==================
Outstanding weighted
  Partnership Units                               20,500              20,500               20,500                 20,500
                                        =================    ================     ================     ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)

                                                      2005                                        2004
                                       -----------------------------------     ----------------------------------------
                                           Three                Nine                Three                    Nine
                                          Months               Months               Months                  Months
                                       --------------       --------------     -----------------        --------------

Reporting fees                       $             -      $         9,250    $                -         $        3,500
Operating expenses:
  Amortization (Note 2)                       12,127               36,381                12,887                 38,661
  Asset management fees (Note 3)              15,973               47,919                15,973                 47,919
  Impairment loss (Note 2)                         -            1,010,154                     -                408,644
  Legal and accounting fees                    5,000                5,198                     -                 20,702
  Bad debt expense                            11,416               11,416                     -                      -
  Asset management expenses                      473                1,490                   137                    368
  Other                                          449                2,017                   420                  3,027
                                       --------------       --------------     -----------------         --------------
    Total operating expenses                  45,438            1,114,575                29,417                519,321
                                       --------------       --------------     -----------------         --------------
Loss from operations                         (45,438)          (1,105,325)              (29,417)              (515,821)
Equity in losses of Local
 Limited Partnerships (Note 2)              (204,701)            (648,320)             (264,198)              (792,594)
Interest income                                  465                1,484                   760                  2,354
                                       --------------       --------------     -----------------         --------------

Net loss                             $      (249,674)      $   (1,752,161)    $        (292,855)        $   (1,306,061)
                                       ==============       ==============     =================         ==============
Net loss allocated to:

  General Partner                    $        (2,497)      $      (17,522)    $          (2,929)        $      (13,061)
                                       ==============       ==============     =================         ==============

  Limited Partners                   $      (247,177)      $   (1,734,639)    $        (289,926)        $   (1,293,000)
                                       ==============       ==============     =================         ==============
Net loss per
  Partnerships Units                 $           (12)      $          (85)    $             (14)        $          (63)
                                       ==============       ==============     =================         ==============
Outstanding weighted
  Partnership Units                           20,500               20,500                20,500                 20,500
                                       ==============       ==============     =================         ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
  For the Three Months Ended June 30, 2005, Six Months Ended September 30, 2005
                     and Nine Months Ended December 31, 2005
                                   (unaudited)

                                     For the Three Months Ended June 30, 2005
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2005         $       (90,774)     $      11,461,200     $        11,370,426

Net loss                                                     (12,774)            (1,264,587)             (1,277,361)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2005          $      (103,548)     $      10,196,613     $        10,093,065
                                                       ===============      ================      ==================



                                    For the Six Months Ended September 30, 2005
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2005         $       (90,774)     $      11,461,200     $        11,370,426

Net loss                                                     (15,025)            (1,487,462)             (1,502,487)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2005     $      (105,799)     $       9,973,738     $         9,867,939
                                                       ===============      ================      ==================



                                    For the Nine Months Ended December 31, 2005
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2005         $       (90,774)     $      11,461,200     $        11,370,426

Net loss                                                     (17,522)            (1,734,639)             (1,752,161)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2005      $      (108,296)     $       9,726,561     $         9,618,265
                                                       ===============      ================      ==================

                 See acco6mpanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)

                                                                            2005                 2004
                                                                        --------------     ---------------
Cash flows from operating activities:
  Net loss                                                            $    (1,277,361)     $      (716,071)
    Adjustments to reconcile net loss to net
      cash   used in operating activities:
        Amortization                                                           12,127               12,887
        Equity in losses of Local Limited Partnerships                        238,918              264,198
        Impairment loss                                                     1,010,154              408,644
        Change in accrued expenses                                                  -                2,310
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     (14,702)               1,592
                                                                        --------------      ---------------
        Net cash used in operating activities                                 (30,864)             (26,440)
                                                                        --------------      ---------------
Cash flows from investing activities:
        Distributions received from Local Limited Partnerships                      -                  500
                                                                        --------------      --------------
Net cash provided by investing activities                                           -                  500
                                                                        --------------      --------------
Net decrease in cash and cash equivalents                                     (30,864)             (25,940)

Cash and cash equivalents, beginning of period                                433,376              659,789
                                                                        --------------      --------------
Cash and cash equivalents, end of period                              $       402,512     $        633,849
                                                                        ==============      ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Taxes paid                                                         $             -      $             -
                                                                        ==============      ==============

                 See accompanying not66s to financial statements

                                        8

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                                            2005                 2004
                                                                        --------------    ---------------
Cash flows from operating activities:
  Net loss                                                            $   (1,502,487)     $   (1,013,206)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                           24,254              25,774
        Equity in losses of Local Limited Partnerships                        443,619             528,396
        Impairment loss                                                     1,010,154             408,644
        Advances to Local Limited Partnerships                               (11,416)                   -
        Write off of advances to Local Limited Partnerships                    11,416                   -
        Change in accrued expenses                                                  -               5,470
        Change in accrued  fees and expenses due to
          General Partner and affiliates                                     (13,036)             (9,441)
                                                                        --------------    ---------------
        Net cash used in operating activities                                (37,496)            (54,363)
                                                                        --------------    ---------------
Cash flows from investing activities:
       Distributions received from Local Limited Partnerships                   2,731                 500
                                                                        --------------    ---------------
Net cash provided by investing activities                                       2,731                 500
                                                                        --------------    ---------------
Net decrease in cash and cash equivalents                                    (34,765)            (53,863)

Cash and cash equivalents, beginning of period                                433,376             659,789
                                                                        --------------    ---------------
Cash and cash equivalents, end of period                              $       398,611     $       605,926
                                                                        ==============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Taxes paid                                                         $             -     $             -
                                                                        ==============    ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (unaudited)


                                                                            2005                 2004

                                                                      ---------------     ----------------
Cash flows from operating activities:
  Net loss                                                            $   (1,752,161)     $    (1,306,061)
    Adjustments to reconcile net loss to net
      cash (used in) operating activities:
        Amortization                                                          36,381               38,661
        Equity in losses of Local Limited Partnerships                       648,320              792,594
        Impairment loss                                                    1,010,154              408,644
        Advances to Local Limited Partnerships                              (11,416)                    -
        Write off of advances to Local Limited Partnerships                   11,416                    -
        Change in accrued expenses                                           (10,000)                2,310
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     (9,248)              (7,010)
                                                                      ---------------     ----------------
        Net cash used in operating activities                                (76,554)             (70,862)
                                                                      ---------------     ----------------
Cash flows from investing activities:
      Distributions received from Local Limited Partnerships                   2,731                  500
                                                                      ---------------     ----------------
Net cash provided by investing activities                                      2,731                  500
                                                                      ---------------     ----------------
Net decrease in cash  and cash equivalents                                   (73,823)             (70,362)

Cash and cash equivalents, beginning of period                               433,376              659,789
                                                                      ---------------     ----------------
Cash and cash equivalents, end of period                              $      359,553      $       589,427
                                                                      ===============     ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Taxes paid                                                         $            -      $             -
                                                                        =============     ================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005, six months ended September 30, 2005 and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 6 is a California Limited Partnership (the "Partnership") formed under the laws of the State of California on March 3, 1997 and commenced operations on August 20, 1998. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own and operate multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes.

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

The Partnership Agreement authorized the sale of up to 25,000 Partnership Units of Limited Partnership interest ("Partnership Units) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Local Limited Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their capital

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
     For the Quarterly Periods Eended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 99% to the Limited Partners (in proportion to their respective investments) and 1% to the General Partner.

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

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
     For the Quarterly Periods Eended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

investment. Individual Limited Pargners will have no recourse if they disagree with actionsauthorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2005, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2005.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

"Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2005, September 30, 2005, June 30, 2005 and 2004, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)


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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. For all periods presented two investment accounts in Local Limited Partnerships had reached a zero balance.

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

Concentration of Credit Risk
----------------------------

For all periods presented, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)
                                       22




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

Impairment
----------

A loss in value from Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining tax credits allocated to the fund and the estimated residual value of the investment.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 608 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $1,010,154 and $408,644, during the three months ended June 30, 2005 and 2004, respectively. There were no additional impairment losses for the periods ended September 30, 2005 and 2004 and December 31, 2005 and 2004.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2005             March 31, 2005
                                                              -----------------------   --------------------
     Investments per balance sheet, beginning of period       $           11,080,713    $         12,651,097
     Impairment loss                                                      (1,010,154)               (408,644)
     Equity in losses of Local Limited Partnerships                         (238,918)             (1,109,658)
     Tax credit adjustment                                                         -                     (34)
     Distributions received from Local Limited Partnerships                        -                    (500)
     Amortization of capitalized acquisition fees and
     costs                                                                   (12,127)                (51,548)
                                                              -----------------------   --------------------
     Investments per balance sheet, end of period             $            9,819,514    $         11,080,713
                                                              =======================   ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------


                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2005          March 31, 2005
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $           11,080,713     $        12,651,097
     Impairment loss                                                     (1,010,154)               (408,644)
     Equity in losses of Local Limited Partnerships                        (443,619)             (1,109,658)
     Tax credit adjustment                                                         -                    (34)
     Distributions received from Local Limited Partnerships                  (2,731)                   (500)
     Amortization of capitalized acquisition fees and
     costs                                                                  (24,254)                (51,548)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $            9,599,955    $         11,080,713
                                                                =====================      ==================

                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2005           March 31, 2005
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $           11,080,713     $        12,651,097
     Impairment loss                                                     (1,010,154)               (408,644)
     Equity in losses of Local Limited Partnerships                        (648,320)             (1,109,658)
     Tax credit adjustment                                                         -                    (34)
     Distributions received from Local Limited Partnerships                  (2,731)                   (500)
     Amortization of capitalized acquisition fees and
     costs                                                                  (36,381)                (51,548)
                                                                ---------------------      -----------------
     Investments per balance sheet, end of period             $            9,383,127    $         11,080,713
                                                                =====================      =================

                                                                        For the Three Months          For the Year
                                                                               Ended                      Ended
                                                                           June 30, 2005             March 31, 2005
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $                 8,669,738   $             9,886,830
Acquisition fees and costs, net of accumulated amortization of
$396,558 and $352,451                                                               1,149,776                 1,193,883
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $                 9,819,514   $            11,080,713
                                                                       =======================     ====================

                                                                         For the Six Months           For the Year
                                                                               Ended                      Ended
                                                                         September 30, 2005          March 31, 2005
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $                 8,462,306   $             9,886,830
Acquisition fees and costs, net of accumulated amortization of
$408,685 and $352,451                                                               1,137,649                 1,193,883
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $                 9,599,955   $            11,080,713
                                                                       =======================     ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)



NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------


                                                                        For the Nine Months           For the Year
                                                                               Ended                      Ended
                                                                         December 31, 2005           March 31, 2005
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $                   8,257,605 $             9,886,830
Acquisition fees and costs, net of accumulated amortization of
$420,812 and $352,451                                                                 1,125,522               1,193,883
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $                   9,383,127 $            11,080,713
                                                                       =======================     ====================




Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited
Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2005                       2004
                                                               ----------------------      ------------------
        Revenues                                             $               733,000     $           730,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   171,000                 167,000
          Depreciation and amortization                                      298,000                 309,000
          Operating expenses                                                 489,000                 524,000
                                                               ----------------------      ------------------
            Total expenses                                                   958,000               1,000,000
                                                               ----------------------      ------------------

        Net loss                                             $              (225,000)               (270,000)
                                                               ======================      ==================
                                                             $              (240,000)     $         (264,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $              (239,000)     $         (264,000)
                                                               ======================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
     For the Quarterly Periods Eended June 30, 2005, September 30, 2005 and
                                December 31, 2005

                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local
Limited Partnerships in which the Partnership has invested is as follows:

                                        COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                               2005                    2004
                                                                        -------------------    ---------------------
                Revenues                                              $          1,466,000   $            1,460,000
                                                                        -------------------    ---------------------
                Expenses:
                  Interest expense                                                 342,000                  334,000
                  Depreciation and amortization                                    596,000                  617,000
                  Operating expenses                                               978,000                1,048,000
                                                                        -------------------    ---------------------
                Total expenses                                                   1,916,000                1,999,000
                                                                        -------------------    ---------------------

                Net loss                                              $          (450,000)                (539,000)
                                                                        ===================    =====================
                                                                      $          (481,000)   $            (529,000)
                Net loss allocable to the Partnership
                                                                        ===================    =====================
                Net loss recorded by the Partnership                  $          (444,000)   $            (528,000)
                                                                        ===================    =====================


Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2005                     2004
                                                               ----------------------      ------------------
        Revenues                                             $             2,199,000     $         2,190,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   514,000                 500,000
          Depreciation and amortization                                      894,000                 926,000
          Operating expenses                                               1,467,000               1,573,000
                                                               ----------------------      ------------------
        Total expenses                                                     2,875,000               2,999,000
                                                               ----------------------      ------------------

        Net loss                                             $             (676,000)               (809,000)
                                                               ======================      ==================
                                                             $             (721,000)     $         (793,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $             (648,000)     $         (793,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
     For the Quarterly Pperiods Ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) nnual asset management fee. An annual asset management fee not to exceed 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Asset management fees of $15,973 were incurred during each of the three months ended June 30, 2005 and 2004. For each of the six months ended September 30, 2005 and 2004, the Partnership incurred asset management fees of $31,946. Management fees of $47,919 were incurred during each of the nine months ended December 31, 2005 and 2004. The Partnership paid the General Partner or its affiliates $27,032 and $13,516 of those fees during the three months ended June 30, 2005 and 2004, respectively. For each of the six months ended September 30, 2005 and 2004 the Partnership paid $40,548 of those fees. For each of the nine months ended December 31, 2005 and 2004, the Partnership paid $54,064 of those fees.

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

(c) he Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $5,100 and $16,700 during the three months ended June 30, 2005 and 2004, respectively. For the six months ended September 30, 2005 and 2004 the Partnership reimbursed operating expenses of approximately $7,200 and $18,900, respectively. For the nine months ended December 31, 2005 and 2004, operating expense reimbursements were $13,800 and $22,700.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                     June 30,            September 30,       December 31,         March 31,
                                                       2005                  2005                2005                2005
                                           -------------------   --------------------  -----------------     ---------------
       Accrued asset management fees       $           52,141    $          54,598    $         57,055    $          63,200
       Expenses paid by the General
       Partners    or   an affiliates
       on           behalf of the                                            8,669              10,000
       Partnership                                      9,460                                                        13,103
                                           -------------------   -------------------- ------------------  ------------------
       Total                               $           61,601    $          63,267    $         67,055    $          76,303
                                           ===================   ====================    ===============  ==================

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, the three and six months ended September 30, 2005 and 2004, and the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2005 consisted primarily of $403,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $9,820,000. Liabilities at June 30, 2005 primarily consisted of $53,000 due to a Local Limited Partnership, $62,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $15,000 of accrued expenses.

The Partnership's assets at September 30, 2005 consisted primarily of $399,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $9,600,000. Liabilities at September 30, 2005 primarily consisted of $53,000 due to a Local Limited Partnership, $63,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $15,000 of accrued expenses.

The Partnership's assets at December 31, 2005 consisted primarily of $360,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $9,383,000. Liabilities at December 31, 2005 primarily consisted of $53,000 due to a Local Limited Partnership, $67,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and $5,000 of accrued expenses.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(1,277,000), reflecting an increase of approximately $(561,000) from the net loss of $(716,000) for the three months ended June 30, 2004. The increase in net loss was primarily due to the increase in impairment loss of $(601,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was a decrease of equity in losses of limited partnerships of $25,000 to $(239,000) for the three months ended June 30, 2005 from $(264,000) for the three months ended June 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of two of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at June 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Additionally the accounting and legal expenses decreased by $15,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to a timing issue of the accounting work being performed.

Three  Months  Ended  September  30,  2005  Compared to the Three  Months  Ended
September  30,  2004  The  Partnership's  net loss for the  three  months  ended
September 30, 2005 was $(225,000), reflecting a decrease of approximately $72,000 from the net loss of $(297,000) for the three months ended September 30, 2004. There was a decrease of equity in losses of limited partnerships of $59,000 to $(205,000) for the three months ended September 30, 2005 from $(264,000) for the three months ended September 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of two of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Additionally the reporting fee income increased by $8,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. During the three months ended September 30, 2005 there was three Local Limited Partnerships whose cash flow allowed for reporting fee income to be paid to the Partnership. The accounting and legal expenses decreased by $5,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, as discussed above with the June comparison, the accounting expense difference is a timing issue.

     Six Months Ended September 30, 2005 Compared to the Six Months Ended September 30, 2004 The Partnership's net loss for the six months ended September 30, 2005 was $(1,502,000), reflecting an increase of approximately $(489,000) from the net loss of $(1,013,000) for the six months ended September 30, 2004. The increase in net loss was primarily due to the increase in impairment loss of $(601,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The increase in impairment loss was offset by a decrease of equity in losses of limited partnerships of $84,000 to $(444,000) for the six months ended September 30, 2005 from $(528,000) for the six months ended September 30, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of two of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. The reporting fee income increased by $6,000 for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. During the six months ended September 30, 2005 there was three Local Limited Partnerships whose cash flow allowed for reporting fee income to be paid to the Partnership. Additionally the accounting and legal expenses decreased by $20,000 for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 due to the timing issue of accounting work being performed. There was also $2,000 decrease in amortization.

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004 The Partnership's net loss for the three months ended December 31, 2005 was $(250,000), reflecting a decrease of approximately $43,000 from the net loss of $(293,000) for the three months ended December 31, 2004. The decrease is largely due to a decrease of equity in losses of limited partnerships of $59,000 to $(205,000) for the three months ended December 31, 2005 from $(264,000) for the three months ended December 31, 2004. . The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of two of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2005. Additionally, there was an increase of $(11,000) in bad debt expense for the three months ended December 31, 2005 due to an advance being made during the three months ended December 30, 2005 and reserved for in the same three month period. The accounting and legal expenses increased by $(5,000) for the three months ended December 31, 2005 compared to the three months ended December 31, 2004, as discussed above with the June comparison the accounting expense difference is a timing issue.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004 The Partnership's net loss for the nine months ended December 31, 2005 was $(1,752,000), reflecting an increase of approximately $(446,000) from the net loss of $(1,306,000) for the nine months ended December 31, 2004. The increase in net loss was primarily due to the increase in impairment loss of $(601,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was a decrease of equity in losses of limited partnerships of $145,000 to $(648,000) for the nine months ended December 31, 2005 from $(793,000)


for the nine months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of two of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2005. The reporting fee income increased by $6,000 for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. During the nine months ended December 31, 2005 there was three Local Limited Partnerships whose cash flow allowed for reporting fee income to be paid to the Partnership. Additionally, there was an increase of $(11,000) in bad debt expense for the nine months ended December 31, 2005 due to an advance being made during the nine months ended December 31, 2005 and reserved for in the same nine month period. The accounting and legal expenses decreased by $15,000 for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the timing issue of accounting work being performed. There was also $1,000 decrease in other expenses along with a $(1,000) increase in asset management expenses. Interest income decreased by approximately $(1,000) due to the Partnerships cash balances decreasing.

Cash Flows

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 Net cash used during the three months ended June 30, 2005 was $(31,000), compared to net cash used during the three months ended June 30, 2004 of $(26,000), reflecting a change of $(5,000). This change was primarily due to a $(4,000) increase in cash used for operating activities primarily due to the change in accrued fees and expensed due to General Partner and affiliates decreasing by $(16,000), which represents an increase in the amount of cash paid to reimburse the General partner for expenses it paid on the Partnerships behalf along with accrued asset management fees paid.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004 Net cash used during the six months ended September 30, 2005 was $(35,000), compared to net cash used during the six months ended September 30, 2004 of $(54,000), reflecting a change of $19,000. This change was primarily due to a $17,000 decrease in cash used for operating activities due to the change in accrued fees and expensed due to General Partner and affiliates increased by $4,000, which represents an increase in the amount of cash paid to reimburse the General partner for expenses it paid on the Partnerships behalf along with accrued asset management fees paid. The reporting fee income increased by $6,000 which contributed to the decrease in cash used in operating activities. The cash provided by investing activities increased by $2,000 due to a increase in distributions received from Local Limited Partnerships.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004 Net cash used during the nine months ended December 31, 2005 was $(74,000), compared to net cash used during the nine months ended December 31, 2004 of $(71,000), reflecting a change of $(3,000). This change was due to a $(5,000) increase in cash used for operating activities primarily due to the change in accrued fees and expensed due to General Partner and affiliates which increased by $2,000, which represents cash paid to reimburse the General partner for expenses it paid on the Partnerships behalf along with accrued asset management fees paid. There was also a net decrease from December 31, 2004 to December 31, 2005 $(12,000) in accrued expenses which represented accounting fees that were paid. The reporting fee income increased by $6,000 which contributed to the increase in cash used in operating activities. During the nine months ended December 31, 2005 the cash provided by investing activities was $3,000 compared to the cash used for the nine months ended December 31, 2004 of $1,000 the difference was due to a decrease in distributions received a Local Limited Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2005, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Date: February 15, 2008





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 15, 2008