Form 10-Q
period 2005-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2008-02-15
CIK 1037156

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

WNC HOUSING TAX CREDITS VI, L.P., SERIES 6


By:  WNC & ASSOCIATES, INC.                 General Partner





By: /s/ Wilfred N. Cooper, Jr.
    --------------------------
Wilfred N. Cooper, Jr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: February 15, 2008





By:  /s/ Thomas J. Riha
     ------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 15, 2008