Form 10-Q
period 2006-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2008-02-15
CIK 1037156

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 (Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                For the quarterly period ended September 30, 2006
                For the quarterly period ended December 31, 2006

                                       OR

   | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Yes  [ ]        No       [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes  [ ]        No       [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___Accelerated filer ___Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]        No       [X]


                           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                         INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006
                                        AND DECEMBER 31, 2006


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
           As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006...........3

     Statements of Operations
              For the Three Months Ended June 30, 2006 and 2005....................................4
              For the Three and Six Months Ended September 30, 2006 and 2005.......................5
              For the Three and Nine Months Ended December 31, 2006 and 2005.......................6

     Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2006 ............................................7
              For the Six Months Ended September 30, 2006 .........................................7
              For the Nine Months Ended December 31, 2006 .........................................7

     Statements of Cash Flows
              For the Three Months Ended June 30, 2006 and 2005....................................8
              For the Six Months Ended September 30, 2006 and 2005.................................9
              For the Nine Months Ended December 31, 2006 and 2005................................10

        Notes to Financial Statements.............................................................11

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............................................21

        Item 3. Quantitative and Qualitative Disclosures About Market Risk........................23

        Item 4. Controls and Procedures  .........................................................23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings....................................................................24

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........................24

     Item 3.  Defaults Upon Senior Securities.....................................................24

     Item 4.  Submission of Matters to a Vote of Security Holders.................................24

     Item 5.  Other Information...................................................................24

     Item 6. Exhibits.............................................................................24

     Signatures...................................................................................25


                                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                                (A California Limited Partnership)

                                                          BALANCE SHEETS
                                                            (UNAUDITED)

                                                                    JUNE 30,       SEPTEMBER 30,      DECEMBER 31,       MARCH 31,
                                                                      2006              2006              2006             2006
                                                                  -----------       -----------       -----------       -----------
ASSETS

Cash and cash equivalents                                         $   336,826       $   311,615       $   297,003       $   349,942

Investments in Local Limited Partnerships, net (Note 2)             7,886,240         7,662,502         7,431,064         9,162,119
Other assets                                                              160               160               160               160
                                                                  -----------       -----------       -----------       -----------

Total Assets                                                      $ 8,223,226       $ 7,974,277       $ 7,728,227       $ 9,512,221
                                                                  ===========       ===========       ===========       ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

  Payables to Local Limited Partnership (Note 4)                  $    52,570       $    52,570       $    52,570       $    52,570

  Accrued fees and expenses due to

    General Partner and affiliates (Note 3)                            84,718            68,998            70,795            81,478
                                                                  -----------       -----------       -----------       -----------

Total liabilities                                                     137,288           121,568           123,365           134,048
                                                                  -----------       -----------       -----------       -----------

Partners' equity (deficit):
  General Partner                                                    (123,619)         (125,952)         (128,430)         (110,697)
  Limited Partners (25,000 Partnership Units authorized;
    20,500 Partnership Units issued and outstanding)                8,209,557         7,978,661         7,733,292         9,488,870
                                                                  -----------       -----------       -----------       -----------

                 Total Partners' Equity                             8,085,938         7,852,709         7,604,862         9,378,173
                                                                  -----------       -----------       -----------       -----------
                      Total Liabilities and Partners' Equity      $ 8,223,226       $ 7,974,277       $ 7,728,227       $ 9,512,221
                                                                  ===========       ===========       ===========       ===========


                                          See accompanying notes to financial statements


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                    2006                2005
                                                -----------         -----------
                                                THREE MONTHS        THREE MONTHS
                                                -----------         -----------
Reporting fee                                   $        --         $       750

Operating expenses:
  Amortization (Note 2)                              12,127              12,127
  Asset management fees (Note 3)                     15,973              15,973
  Impairment loss                                 1,054,872           1,010,154
  Legal and accounting fees                             234                  --
  Other                                                 549               1,460
                                                -----------         -----------

    Total operating expenses                      1,083,755           1,039,714
                                                -----------         -----------

Loss from operations                             (1,083,755)         (1,038,964)

Equity in losses of Local
 Limited Partnerships (Note 2)                     (208,880)           (238,918)

Interest income                                         400                 521
                                                -----------         -----------

Net loss                                        $(1,292,235)        $(1,277,361)
                                                ===========         ===========

Net loss allocated to:
  General Partner                               $   (12,922)        $   (12,774)
                                                ===========         ===========

  Limited Partners                              $(1,279,313)        $(1,264,587)
                                                ===========         ===========

Net loss per
  Partnership  Unit                             $       (62)        $       (62)
                                                ===========         ===========

Outstanding weighted
  Partnership  Units                                 20,500              20,500
                                                ===========         ===========

                 See accompanying notes to financial statements


                                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                      (A California Limited Partnership)

                                           STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                          SEPTEMBER 30, 2006 AND 2005
                                                  (UNAUDITED)


                                                  2006                                2005
                                      -----------------------------       -----------------------------
                                         THREE              SIX              THREE              SIX
                                         MONTHS            MONTHS            MONTHS            MONTHS
                                      -----------       -----------       -----------       -----------

Reporting fees                        $     7,883       $     7,883       $     8,500       $     9,250
Distribution income                            79                79                --                --
                                      -----------       -----------       -----------       -----------
Total operating income                      7,962             7,962             8,500             9,250
Operating expenses:
  Amortization (Note 2)                    12,127            24,254            12,127            24,254
  Asset management fees (Note 3)           15,973            31,946            15,973            31,946
  Impairment loss (Note 2)                     --         1,054,872                --         1,010,154
  Legal and accounting Fees                 2,625             2,859               198               198
  Asset management expenses                   459               767             1,017             1,017
  Other                                     1,487             1,728               108             1,568
                                      -----------       -----------       -----------       -----------

    Total operating expenses               32,671         1,116,426            29,423         1,069,137
                                      -----------       -----------       -----------       -----------

Loss from operations                      (24,709)       (1,108,464)          (20,923)       (1,059,887)

Equity in losses of Local
 Limited Partnerships (Note 2)           (208,880)         (417,760)         (204,701)         (443,619)

Interest income                               360               760               498             1,019
                                      -----------       -----------       -----------       -----------
Net loss                              $  (233,229)      $(1,525,464)      $  (225,126)      $(1,502,487)
                                      ===========       ===========       ===========       ===========

Net loss allocated to:
  General Partner                     $    (2,332)      $   (15,255)      $    (2,251)      $   (15,025)
                                      ===========       ===========       ===========       ===========

  Limited Partners                    $  (230,897)      $(1,510,209)      $  (222,875)      $(1,487,462)
                                      ===========       ===========       ===========       ===========

Net loss per
  Partnership Unit                    $       (11)      $       (74)      $       (11)      $       (73)
                                      ===========       ===========       ===========       ===========

Outstanding weighted
  Partnership Units                        20,500            20,500            20,500            20,500
                                      ===========       ===========       ===========       ===========

                                See accompanying notes to financial statements


                           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                 (A California Limited Partnership)

                                      STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                             (UNAUDITED)


                                                2006                                2005
                                    -----------------------------       -----------------------------
                                        THREE             NINE             THREE              NINE
                                       MONTHS            MONTHS            MONTHS            MONTHS
                                    -----------       -----------       -----------       -----------

Reporting fees                      $        --       $     7,883       $        --       $     9,250
Distribution income                          --                79                --                --
                                    -----------       -----------       -----------       -----------
Total operating income                       --             7,962                --             9,250
Operating expenses:
  Amortization (Note 2)                  12,127            36,381            12,127            36,381
  Asset management fees
    (Note 3)                             15,973            47,919            15,973            47,919
  Impairment loss (Note 2)                   --         1,054,872                --         1,010,154
  Legal and accounting fees                 108             2,967             5,000             5,198
  Bad debt expense                           --                --            11,416            11,416
  Asset management expenses                  --               767               473             1,490
  Other                                     686             2,414               449             2,017
                                    -----------       -----------       -----------       -----------

    Total operating expenses             28,894         1,145,320            45,438         1,114,575
                                    -----------       -----------       -----------       -----------

Loss from operations                    (28,894)       (1,137,358)          (45,438)       (1,105,325)

Equity in losses of Local
 Limited Partnerships (Note 2)         (219,311)         (637,071)         (204,701)         (648,320)

Interest income                             358             1,118               465             1,484
                                    -----------       -----------       -----------       -----------

Net loss                            $  (247,847)      $(1,773,311)      $  (249,674)      $(1,752,161)
                                    ===========       ===========       ===========       ===========

Net loss allocated to:
  General Partner                   $    (2,478)      $   (17,733)      $    (2,497)      $   (17,522)
                                    ===========       ===========       ===========       ===========

  Limited Partners                  $  (245,369)      $(1,755,578)      $  (247,177)      $(1,734,639)
                                    ===========       ===========       ===========       ===========

Net loss per
  Partnerships Units                $       (12)      $       (86)      $       (12)      $       (85)
                                    ===========       ===========       ===========       ===========

Outstanding weighted
  Partnership Units                      20,500            20,500            20,500            20,500
                                    ===========       ===========       ===========       ===========

                           See accompanying notes to financial statements


                           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                 (A California Limited Partnership)

                                   STATEMENTS OF PARTNERS' EQUITY
            FOR THE THREE MONTHS ENDED JUNE 30, 2006, SIX MONTHS ENDED SEPTEMBER 30, 2006
                               AND NINE MONTHS ENDED DECEMBER 31, 2006
                                             (UNAUDITED)


                              FOR THE THREE MONTHS ENDED JUNE 30, 2006
                                                     GENERAL           LIMITED
                                                     PARTNER           PARTNERS             TOTAL
                                                   -----------       -----------       -----------

Partners' equity (deficit) at March 31, 2006       $  (110,697)      $ 9,488,870       $ 9,378,173

Net loss                                               (12,922)       (1,279,313)       (1,292,235)
                                                   -----------       -----------       -----------

Partners' equity (deficit) at June 30, 2006        $  (123,619)      $ 8,209,557       $ 8,085,938
                                                   ===========       ===========       ===========



                             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006
                                                     GENERAL           LIMITED
                                                     PARTNER           PARTNERS             TOTAL
                                                   -----------       -----------       -----------

Partners' equity (deficit) at March 31, 2006       $  (110,697)      $ 9,488,870       $ 9,378,173

Net loss                                               (15,255)       (1,510,209)       (1,525,464)
                                                   -----------       -----------       -----------

Partners' equity (deficit) at September 30, 2006   $  (125,952)      $ 7,978,661       $ 7,852,709
                                                   ===========       ===========       ===========



                             FOR THE NINE MONTHS ENDED DECEMBER 31, 2006
                                                     GENERAL           LIMITED
                                                     PARTNER           PARTNERS             TOTAL
                                                   -----------       -----------       -----------

Partners' equity (deficit) at March 31, 2006       $  (110,697)      $ 9,488,870       $ 9,378,173

Net loss                                               (17,733)       (1,755,578)       (1,773,311)
                                                   -----------       -----------       -----------

Partners' equity (deficit) at December 31, 2006    $  (128,430)      $ 7,733,292       $ 7,604,862
                                                   ===========       ===========       ===========

                           See accompanying notes to financial statements


                      WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                            (A California Limited Partnership)

                                 STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                        (UNAUDITED)

                                                               2006               2005
                                                            -----------       -----------
Cash flows from operating activities:
  Net loss                                                  $(1,292,235)      $(1,277,361)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                             12,127            12,127
        Equity in losses of Local Limited Partnerships          208,880           238,918
        Impairment loss                                       1,054,872         1,010,154
        Change in accrued  fees and expenses due to
           General Partner and affiliates                         3,240           (14,702)
                                                            -----------       -----------
        Net cash used in operating activities                   (13,116)          (30,864)
                                                            -----------       -----------

Cash flows from investing activities:

Distributions received from Local Limited Partnerships               --                --
                                                            -----------       -----------

Net decrease in cash and cash equivalents                       (13,116)          (30,864)

Cash and cash equivalents, beginning of period                  349,942           433,376
                                                            -----------       -----------

Cash and cash equivalents, end of period                    $   336,826       $   402,512
                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                               $        --       $        --
                                                            ===========       ===========

                      See accompanying notes to financial statements


                           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                 (A California Limited Partnership)

                                      STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                             (UNAUDITED)

                                                                       2006              2005
                                                                   -----------       -----------
Cash flows from operating activities:
  Net loss                                                         $(1,525,464)      $(1,502,487)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                    24,254            24,254
        Equity in losses of Local Limited Partnerships                 417,760           443,619
        Impairment loss                                              1,054,872         1,010,154
        Advances to Local Limited Partnerships                              --           (11,416)
        Write off of advances to Local Limited Partnerships                 --            11,416
        Change in accrued  fees and expenses due to
           General Partner and affiliates                              (12,480)          (13,036)
                                                                   -----------       -----------
        Net cash used in operating activities                          (41,058)          (37,496)
                                                                   -----------       -----------

Cash flows from investing activities:

       Distributions received from Local Limited Partnerships            2,731             2,731
                                                                   -----------       -----------

Net cash provided by investing activities                                2,731             2,731
                                                                   -----------       -----------

Net decrease in cash and cash equivalents                              (38,327)          (34,765)

Cash and cash equivalents, beginning of period                         349,942           433,376
                                                                   -----------       -----------

Cash and cash equivalents, end of period                           $   311,615       $   398,611
                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                      $        --       $        --
                                                                   ===========       ===========

                                See accompanying notes to financial statements


                           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                 (A California Limited Partnership)

                                      STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                             (UNAUDITED)

                                                                      2006              2005
                                                                  -----------       -----------
Cash flows from operating activities:
  Net loss                                                        $(1,773,311)      $(1,752,161)
    Adjustments to reconcile net loss to net
      cash (used in) operating activities:
        Amortization                                                   36,381            36,381
        Equity in losses of Local Limited Partnerships                637,071           648,320
        Impairment loss                                             1,054,872         1,010,154
        Advances to Local Limited Partnerships                             --           (11,416)
        Write off of advances to Local Limited Partnerships                --            11,416
        Change in accrued expenses                                         --           (10,000)
        Change in accrued  fees and expenses due to
           General Partner and affiliates                             (10,683)           (9,248)
                                                                  -----------       -----------
        Net cash used in operating activities                         (55,670)          (76,554)
                                                                  -----------       -----------

Cash flows from investing activities:

      Distributions received from Local Limited Partnerships            2,731             2,731
                                                                  -----------       -----------

Net cash provided by investing activities                               2,731             2,731
                                                                  -----------       -----------

Net decrease in cash  and cash equivalents                            (52,939)          (73,823)

Cash and cash equivalents, beginning of period                        349,942           433,376
                                                                  -----------       -----------

Cash and cash equivalents, end of period                          $   297,003       $   359,553
                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                     $        --       $        --
                                                                  ===========       ===========

                                See accompanying notes to financial statements

                                                   10

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006, six months ended September 30, 2006 and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------


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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2006, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated , the dissolution of the Partnership was not imminent as of December 31, 2006 .

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2006, September 30, 2006, June 30, 2006 and 2005 have been recorded by the Partnership. Management's estimate for the three, sin and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. For all periods presented two investment accounts in Local Limited Partnerships had reached a zero balance.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 608 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $1,054,872 and $1,010,154, during the three months ended June 30, 2006 and 2005, respectively. There were no additional impairment losses for the periods ended September 30, 2006 and 2005 and December 31, 2006 and 2005.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                 FOR THE THREE     FOR THE YEAR
                                                                 MONTHS ENDED           ENDED
                                                                 JUNE 30, 2006     MARCH 31, 2006
                                                                 ------------       ------------
     Investments per balance sheet, beginning of period          $  9,162,119       $ 11,080,713
     Impairment loss                                               (1,054,872)        (1,010,154)
     Equity in losses of Local Limited Partnerships                  (208,880)          (857,201)
     Distributions received from Local Limited Partnerships                --             (2,731)
     Amortization of capitalized acquisition fees and
     costs                                                            (12,127)           (48,508)
                                                                 ------------       ------------
     Investments per balance sheet, end of period                $  7,886,240       $  9,162,119
                                                                 ============       ============



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                                  FOR THE SIX      FOR THE YEAR
                                                                  MONTHS ENDED          ENDED
                                                               SEPTEMBER 30, 2006  MARCH 31, 2006
                                                                 ------------       ------------
     Investments per balance sheet, beginning of period          $  9,162,119       $ 11,080,713
     Impairment loss                                               (1,054,872)        (1,010,154)
     Equity in losses of Local Limited Partnerships                  (417,760)          (857,201)
     Distributions received from Local Limited Partnerships            (2,731)            (2,731)
     Amortization of capitalized acquisition fees and
     costs                                                            (24,254)           (48,508)
                                                                 ------------       ------------
     Investments per balance sheet, end of period                $  7,662,502       $  9,162,119
                                                                 ============       ============

                                                                 FOR THE NINE       FOR THE YEAR
                                                                 MONTHS ENDED          ENDED
                                                               DECEMBER 31, 2006   MARCH 31, 2006
                                                                 ------------       ------------
     Investments per balance sheet, beginning of period          $  9,162,119       $ 11,080,713
     Impairment loss                                               (1,054,872)        (1,010,154)
     Equity in losses of Local Limited Partnerships                  (637,071)          (857,201)
     Distributions received from Local Limited Partnerships            (2,731)            (2,731)
     Amortization of capitalized acquisition fees and
     costs                                                            (36,381)           (48,508)
                                                                 ------------       ------------
     Investments per balance sheet, end of period                $  7,431,064       $  9,162,119
                                                                 ============       ============

                                                                       FOR THE THREE      FOR THE YEAR
                                                                        MONTHS ENDED         ENDED
                                                                       JUNE 30, 2006     MARCH 31, 2006
                                                                         ----------        ----------
     Investments in Local Limited Partnerships, net                      $6,784,972        $8,048,724
     Acquisition fees and costs, net of accumulated amortization of
     $445,066 and $432,939                                                1,101,268         1,113,395
                                                                         ----------        ----------
     Investments per balance sheet, end of period                        $7,886,240        $9,162,119
                                                                         ==========        ==========

                                                                       FOR THE SIX         OR THE YEAR
                                                                       MONTHS ENDED           ENDED
                                                                     SEPTEMBER 30, 2006   MARCH 31, 2006
                                                                         ----------        ----------
     Investments in Local Limited Partnerships, net                      $6,573,361        $8,048,724
     Acquisition fees and costs, net of accumulated amortization of
     $457,193 and $432,939                                                1,089,141         1,113,395
                                                                         ----------        ----------
     Investments per balance sheet, end of period                        $7,662,502        $9,162,119
                                                                         ==========        ==========




                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                                    FOR THE NINE      FOR THE YEAR
                                                                    MONTHS ENDED          ENDED
                                                                 DECEMBER 31, 2006   MARCH 31, 2006
                                                                    ----------        ----------
Investments in Local Limited Partnerships, net                      $6,371,878        $8,048,724
Acquisition fees and costs, net of accumulated amortization of
$487,148 and $432,939                                                1,059,186         1,113,395
                                                                    ----------        ----------
Investments per balance sheet, end of period                        $7,431,064        $9,162,119
                                                                    ==========        ==========

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                    2006              2005
                                                -----------       -----------
     Revenues                                   $   779,000       $   733,000
                                                -----------       -----------
     Expenses:
       Interest expense                             164,000           171,000
       Depreciation and amortization                292,000           298,000
       Operating expenses                           563,000           489,000
                                                -----------       -----------
         Total expenses                           1,019,000           958,000
                                                -----------       -----------

     Net loss                                   $  (240,000)      $  (225,000)
                                                ===========       ===========
     Net loss allocable to the Partnership      $  (235,000)      $  (240,000)
                                                ===========       ===========
     Net loss recorded by the Partnership       $  (209,000)      $  (239,000)
                                                ===========       ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                    2006              2005
                                                -----------       -----------
     Revenues                                   $ 1,558,000       $ 1,466,000
                                                -----------       -----------
     Expenses:
       Interest expense                             328,000           342,000
       Depreciation and amortization                583,000           596,000
       Operating expenses                         1,127,000           978,000
                                                -----------       -----------
     Total expenses                               2,038,000         1,916,000
                                                -----------       -----------

     Net loss                                   $  (480,000)         (450,000)
                                                ===========       ===========
     Net loss allocable to the Partnership      $  (469,000)      $  (481,000)
                                                ===========       ===========
     Net loss recorded by the Partnership       $  (418,000)      $  (444,000)
                                                ===========       ===========

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                    2006              2005
                                                -----------       -----------
     Revenues                                   $ 2,336,000       $ 2,199,000
                                                -----------       -----------
     Expenses:
       Interest expense                             492,000           514,000
       Depreciation and amortization                875,000           894,000
       Operating expenses                         1,690,000         1,467,000
                                                -----------       -----------
     Total expenses                               3,057,000         2,875,000
                                                -----------       -----------

     Net loss                                   $  (721,000)         (676,000)
                                                ===========       ===========
                                                $  (704,000)      $  (721,000)
     Net loss allocable to the Partnership
                                                ===========       ===========
     Net loss recorded by the Partnership       $  (637,000)      $  (648,000)
                                                ===========       ===========

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

         (a) Annual asset management fee. An annual asset management fee is an amount equal to 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $15,973 were incurred during each of the three months ended June 30, 2006 and 2005. For each of the six months ended September 30, 2006 and 2005, the Partnership incurred asset management fees of $31,946. Management fees of $47,919 were incurred during each of the nine months ended December 31, 2006 and 2005. The Partnership paid the General Partner or its affiliates $13,516 and $27,032 of those fees during the three months ended June 30, 2006 and 2005, respectively. For the six months ended September 30, 2006 and 2005 the Partnership paid $27,032 and $40,548, respectively, of those fees. For the nine months ended December 31, 2006 and 2005, the Partnership paid $37,032 and $54,064, respectively, of those fees.

         (b) Subordinated disposition fee. A subordinated disposition fee is an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned for the periods presented.

         (c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $0 and $5,100 during the three months ended June 30, 2006 and 2005, respectively. For the six months ended September 30, 2006 and 2005 the Partnership reimbursed operating expenses of approximately $22,700 and $7,200, respectively. For the nine months ended December 31, 2006 and 2005, operating expense reimbursements were $27,700 and $13,800, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                            JUNE 30,     SEPTEMBER 30,  DECEMBER 31,    MARCH 31,
                                             2006           2006            2006           2006
                                            -------        -------        -------        -------
         Accrued asset management fees      $61,970        $64,426        $70,399        $59,512
         Expenses paid by the General
         Partners or an affiliates
         on behalf of the Partnership        22,748          4,572            396         21,966
                                            -------        -------        -------        -------
         Total                              $84,718        $68,998        $70,795        $81,478
                                            =======        =======        =======        =======

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 2006, SEPTEMBER 30, 2006 AND
                                DECEMBER 31, 2006
                                   (UNAUDITED)


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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, the three and six months ended September 30, 2006 and 2005, and the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2006 consisted primarily of $337,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $7,886,000. Liabilities at June 30, 2006 primarily consisted of $53,000 due to a Local Limited Partnership, $85,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at September 30, 2006 consisted primarily of $312,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $7,663,000. Liabilities at September 30, 2006 primarily consisted of $53,000 due to a Local Limited Partnership, $69,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at December 31, 2006 consisted primarily of $297,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $7,431,000. Liabilities at December 31, 2006 primarily consisted of $53,000 due to a Local Limited Partnership, $71,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005. The Partnership's net loss for the three months ended June 30, 2006 was $(1,292,000), reflecting an increase of approximately $(15,000) from the net loss of $(1,277,000) for the three months ended June 30, 2005. The increase was due to the increase in impairment loss of $(45,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Offset by a decrease of equity in losses of limited partnerships of $30,000 to $(209,000) for the three months ended June 30, 2006 from $(239,000) for the three months ended June 30, 2005. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005 The Partnership's net loss for the three months ended September 30, 2006 was $(233,000), reflecting an increase of approximately $(8,000) from the net loss of $(225,000) for the three months ended September 30, 2005. There was an increase of equity in losses of limited partnerships of $(4,000) to $(209,000) for the three months ended September 30, 2006 from $(205,000) for the three months ended September 30, 2005. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The accounting and legal expenses increased by $(2,000) for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, as discussed above with the June comparison the accounting expense difference is a timing issue. The other operating expenses increased by $(1,000) and the reporting fee income decreased by $(1,000).

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2005 The Partnership's net loss for the six months ended September 30, 2006 was $(1,525,000), reflecting an increase of approximately $(23,000) from the net loss of $(1,502,000) for the six months ended September 30, 2005. The increase in net loss was due to the increase in impairment loss of $(45,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The increase in impairment loss was offset by a decrease of equity in losses of limited partnerships of $26,000 to $(418,000) for the six months ended September 30, 2006 from $(444,000) for the six months ended September 30, 2005. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The total operating income decreased by $(1,000) for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally the accounting and legal expenses increased by $(3,000) for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the timing issue of accounting work being performed.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005 The Partnership's net loss for the three months ended December 31, 2006 was $(248,000), reflecting a decrease of approximately $2,000 from the net loss of $(250,000) for the three months ended December 31, 2005. There was a $16,000 decrease in loss from operations largely due to a decrease of $11,000 in bad debt expense for the three months ended December 31, 2006 due to an advance being made during the three months ended December 30, 2005 and reserved for in the same three month period. The accounting and legal expenses decreased by $5,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005, the accounting expense difference is a timing issue. That decrease was off-set by a $(14,000) increase in equity in losses of limited partnerships for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2005 The Partnership's net loss for the nine months ended December 31, 2006 was $(1,773,000), reflecting an increase of approximately $(21,000) from the net loss of $(1,752,000) for the nine months ended December 31, 2005. The increase in net loss was primarily due to the $(31,000) increase in loss from operations that increase consisted of an increase in impairment loss of $(45,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also a decrease of $11,000 in bad debt expense for the nine months ended December 31, 2006 due to an advance being made during the nine months ended December 31, 2005 and reserved for in the same nine month period. The accounting and legal expenses decreased by $2,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the timing issue of accounting work being performed. The reporting fee income decreased by $(1,000) for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was a decrease of equity in losses of limited partnerships by $11,000 to $(637,000) for the nine months ended December 31, 2006 from $(648,000) for the nine months ended December 31, 2005. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

CASH FLOWS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005 Net cash used during the three months ended June 30, 2006 was $(13,000), compared to net cash used during the three months ended June 30, 2005 of $(31,000), reflecting a change of $18,000 due to the change in accrued fees and expensed due to General Partner and affiliates. This change is due to the timing of when the Partnership reimburses the General Partner for accrued fees and expense.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2005 Net cash used during the six months ended September 30, 2006 was $(38,000), compared to net cash used during the six months ended September 30, 2005 of $(35,000), reflecting a change of $(3,000). The change in accrued fees and expenses due to the General Partner and affiliates did not change but the expenses increased by $(2,000) contributing to the increase in cash used in operating activities. The reporting fee income decreased by $(1,000) which also contributed to the increase in cash used in operating activities.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2005 Net cash used during the nine months ended December 31, 2006 was $(53,000), compared to net cash used during the nine months ended December 31, 2005 of $(74,000), reflecting a change of $21,000. This change was due to a $21,000 decrease in cash used for operating activities that was due to a decrease in payments for accrued expenses of $10,000 from December 31, 2005 to December 31, 2006.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2006, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership.

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

         Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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