Form 10-Q
period 2007-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2008-02-15
CIK 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2007
                For the quarterly period ended September 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                       Commission file number: 000-26869


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                California                            33-0761758
         (State  or  other  jurisdiction  of        (I.R.S.   Employer
        incorporation  or  organization)            Identification  No.)

                     17782 Sky Park Circle, Irvine, CA 92614
                   ( Address of principle executive offices )

                                (714) 622-5565
                               (Telephone Number)

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

                               INDEX TO FORM 10-Q

                  For the Quarterly Periods Ended June 30, 2007
                             and September 30, 2007

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
              As of June 30, 2007, September 30, 2007 and March 31, 2007.......3

     Statements of Operations
              For the Three Months Ended June 30, 2007 and 2006................4
              For the Three and Six Months Ended
               September 30, 2007 and 2006.....................................5

     Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2007 ........................6
              For the Six Months Ended September 30, 2007 .....................6

     Statements of Cash Flows
              For the Three Months Ended June 30, 2007 and 2006................7
              For the Six Months Ended September 30, 2007 and 2006.............8

     Notes to Financial Statements.............................................9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................18

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......19

     Item 4.  Controls and Procedures  .......................................19

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................20

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....20

     Item 3.  Defaults Upon Senior Securities.................................20

     Item 4.  Submission of Matters to a Vote of Security Holders.............20

     Item 5.  Other Information...............................................20

     Item 6 . Exhibits........................................................20

     Signatures...............................................................21

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                  June 30, 2007        September 30, 2007       March 31, 2007
                                                               --------------------   ---------------------    -----------------
ASSETS

Cash and cash equivalents                                      $            287,581  $             278,396    $          297,309
Investments in Local Limited Partnerships, net (Note 2)                   5,915,003              5,682,578             7,220,253
Other assets                                                                    160                    160                   160
                                                               --------------------   ---------------------    -----------------
Total Assets                                                   $          6,202,744  $           5,961,134    $        7,517,722
                                                               ====================   =====================    =================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

  Payables to Local Limited Partnerships (Note 4)              $             52,570  $              48,428    $           52,570
  Accrued expenses                                                                -                 11,532                     -
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                                  97,908                101,173                89,951
                                                               --------------------   ---------------------    -----------------
Total liabilities                                                           150,478                161,133               142,521
                                                               --------------------   ---------------------    -----------------

Partners' equity (deficit):
  General Partner                                                          (143,956)              (146,479)             (130,727)
  Limited Partners (25,000 Partnership Units authorized;
    20,500 Partnership Units issued and outstanding)                      6,196,222              5,946,480             7,505,928
                                                               --------------------   ---------------------    -----------------
                 Total Partners' Equity                                   6,052,266              5,800,001             7,375,201
                                                               --------------------   ---------------------    -----------------
                       Total Liabilities and Partners'Equity   $          6,202,744  $           5,961,134    $        7,517,222
                                                               ====================   =====================    =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2007 and 2006
                                   (unaudited)

                                                      2007                              2006
                                                -----------------                -------------------
                                                  Three Months                      Three Months
                                                -----------------                -------------------
Reporting fees                                $                -               $                  -

Operating expenses:
  Amortization (Note 2)                                   11,924                             12,127
  Asset management fees (Note 3)                          15,973                             15,973
  Impairment loss (Note 2)                             1,094,445                          1,054,872
  Legal and accounting fees                                    -                                234
  Other                                                    1,984                                549
                                                -----------------                -------------------
    Total operating expenses                           1,124,326                          1,083,755
                                                -----------------                -------------------
Loss from operations                                  (1,124,326)                        (1,083,755)

Equity in losses of Local
 Limited Partnerships (Note 2)                          (198,881)                          (208,880)

Interest income                                              272                                400
                                                -----------------                -------------------
Net loss                                      $       (1,322,935)               $        (1,292,235)
                                                =================                ===================
Net loss allocated to:
  General Partner                             $          (13,229)               $           (12,922)
                                                =================                ===================
  Limited Partners                            $       (1,309,706)               $        (1,279,313)
                                                =================                ===================
Net loss per
  Partnership  Unit                           $              (64)               $               (62)
                                                =================                ===================

Outstanding weighted
  Partnership  Units                                      20,500                             20,500
                                                =================                ===================

                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                    For the Three Months and Six Months Ended
                           September 30, 2007 and 2006
                                   (unaudited)

                                                        2007                                       2006
                                        -------------------------------------     ---------------------------------------
                                             Three                 Six                 Three                  Six
                                             Months               Months              Months                 Months
                                        -----------------     ---------------     ----------------      -----------------

Reporting fees                        $           8,763     $         8,763     $          7,883     $            7,883
Distribution income                               1,602               1,602                   79                     79
                                        -----------------     ---------------     ----------------      -----------------
Total operating income                           10,365              10,365                7,962                  7,962

Operating expenses:
  Amortization (Note 2)                          11,924              23,848               12,127                 24,254
  Asset management fees (Note 3)                 15,973              31,946               15,973                 31,946
  Impairment loss (Note 2)                            -           1,094,445                    -              1,054,872
  Legal and accounting Fees                      14,287              14,287                2,625                  2,859
  Asset management expenses                          99                 777                  459                    767
  Other                                               -               1,307                1,487                  1,728
                                        -----------------     ---------------     ----------------      -----------------
    Total operating expenses                     42,283           1,166,610               32,671              1,116,426
                                        -----------------     ---------------     ----------------      -----------------

Loss from operations                            (31,918)         (1,156,245)             (24,709)            (1,108,464)

Equity in losses of Local
 Limited Partnerships (Note 2)                 (220,501)           (419,382)            (208,880)              (417,760)

Interest income                                     155                 427                  360                    760
                                        -----------------     ---------------     ----------------      -----------------
Net loss                              $        (252,264)     $   (1,575,200)     $      (233,229)     $      (1,525,464)
                                        =================     ===============     ================      =================
Met loss allocated to:

  General Partner                     $          (2,523)     $      (15,752)     $        (2,333)     $         (15,255)
                                        =================     ===============     ================      =================
  Limited Partners                    $        (249,741)     $   (1,559,448)     $      (230,896)     $      (1,510,209)
                                        =================     ===============     ================      =================
Net loss per
  Partnership Unit                    $             (13)     $          (76)     $           (11)     $             (74)
                                        =================     ===============     ================      =================

Outstanding weighted
  Partnership Units                              20,500              20,500               20,500                 20,500
                                        =================     ===============     ================      =================

                 See accompanying notes to financial statements

                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY
                  For the Three Months Ended June 30, 2007, and
                     the Six Months Ended September 30, 2007
                                   (unaudited)

                                     For the Three Months Ended June 30, 2007
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2007         $      (130,727)     $       7,505,928     $         7,375,201

Net loss                                                     (13,229)            (1,309,706)             (1,322,935)
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at June 30, 2007          $      (143,956)     $       6,196,222     $         6,052,266
                                                       ===============      ================      ==================


                                    For the Six Months Ended September 30, 2007
                                                          General               Limited
                                                          Partner               Partners                 Total
                                                       ---------------      ----------------      ------------------


Partners' equity (deficit) at March 31, 2007         $      (130,727)     $       7,505,928     $         7,375,201

Net loss                                                     (15,752)            (1,559,448)             (1,575,200)
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at September 30, 2007     $      (146,479)     $       5,946,480     $         5,800,001
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2007 and 2006
                                   (unaudited)

                                                                            2007                 2006
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $   (1,322,935)     $    (1,292,235)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                          11,924               12,127
        Equity in losses of Local Limited Partnerships                       198,881              208,880
        Impairment loss                                                    1,094,445            1,054,872
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      7,957                3,240
                                                                        --------------      ---------------
        Net cash used in operating activities                                 (9,728)             (13,116)
                                                                        --------------      ---------------

Cash flows from investing activities:
       Distributions received from Local Limited Partnerships                      -                    -
                                                                        --------------      ---------------
Net cash provided by investing activities                                          -                    -
                                                                        --------------      ---------------
Net decrease in cash and cash equivalents                                     (9,728)             (13,116)

Cash and cash equivalents, beginning of period                               297,309              349,942
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $      287,581     $        336,826
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $            -     $              -
                                                                        ==============      ===============

                 See accompanying notes to financial statements
                                       7

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2007 and 2006

                                   (unaudited)
                                                                            2007                 2006
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                            $    (1,575,200)     $    (1,525,464)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                           23,848               24,254
        Equity in losses of Local Limited Partnerships                        419,382              417,760
        Impairment loss                                                     1,094,445            1,054,872
        Change in accrued expenses                                             11,532                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      11,222              (12,480)
                                                                        --------------      ---------------
        Net cash used in operating activities                                 (14,771)             (41,058)
                                                                        --------------      ---------------

Cash flows from investing activities:

       Investments in Local Limited Partnerships                               (4,142)                   -
       Distributions received from Local Limited Partnerships                       -                2,731
                                                                        --------------      ---------------

Net cash provided by (used in) investing activities                            (4,142)               2,731

Net decrease in cash and cash equivalents                                     (18,913)             (38,327)

Cash and cash equivalents, beginning of period                                297,309              349,942
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $       278,396     $        311,615
                                                                        ==============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $             -     $              -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007, and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

The  proceeds  from the  disposition  of any of the  Local  Limited  Partnership properties will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions equal to their

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

capitalcontributions and their return on investment (as defined in the Partnership Agreement) and the General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 99% to the Limited Partners (in proportion to their respective investments) and 1% to the General Partner.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of September 30, 2007 none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated , the dissolution of the Partnership was not imminent as of September 30, 2007 .

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2007 and 2006 and September 30, 2007 and 2006, have been recorded by the Partnership. Management's estimate for the three and six-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continue
-------------------------------------------------------------

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. For all periods presented three investment accounts in Local Limited Partnerships had reached a zero balance.

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

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Impairment
----------

required.A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining tax credits allocated to the fund and the estimated residual value of the investment.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership has acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 608 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low tax Credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $1,094,445 and $1,054,872, during the three months ended June 30, 2007 and 2006, respectively. There were no additional impairment losses for the periods ended September 30, 2007 and 2006.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2007             March 31, 2007
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $             7,220,253    $         9,162,119
     Impairment loss                                                       (1,094,445)            (1,054,872)
     Equity in losses of Local Limited Partnerships                          (198,881)              (835,959)
     Distributions received from Local Limited Partnerships                         -                 (2,730)
     Amortization of capitalized acquisition fees and
     costs                                                                    (11,924)               (48,305)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $             5,915,003    $         7,220,253
                                                                =====================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2007          March 31, 2007
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $           7,220,253    $          9,162,119
     Impairment loss                                                     (1,094,445)             (1,054,872)
     Equity in losses of Local Limited Partnerships                        (419,382)               (835,959)
     Distributions received from Local Limited Partnerships                       -                  (2,730)
     Amortization of capitalized acquisition fees and
     costs                                                                  (23,848)                (48,305)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           5,682,578    $          7,220,253
                                                                =====================      ==================

                                                                        For the Three Months         For the Year
                                                                               Ended                     Ended
                                                                           June 30, 2007             March 31, 2007
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $                 4,879,664   $             6,172,991
Acquisition fees and costs, net of accumulated amortization of
$510,996 and $499,073                                                               1,035,339                 1,047,262
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $                 5,915,003   $             7,220,253
                                                                       =======================     ====================

                                                                         For the Six Months           For the Year
                                                                               Ended                      Ended
                                                                         September 30, 2007          March 31, 2007
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $                 4,681,870   $             6,172,991
Acquisition fees and costs, net of accumulated amortization of
$545,627 and $499,073                                                               1,000,708                 1,047,262
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $                 5,682,578   $             7,220,253
                                                                       =======================     ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------


Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                       2007                       2006
                                                               ----------------------      ------------------
        Revenues                                             $               779,000     $           779,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   164,000                 164,000
          Depreciation and amortization                                      292,000                 292,000
          Operating expenses                                                 563,000                 563,000
                                                               ----------------------      ------------------
            Total expenses                                                 1,019,000               1,019,000
                                                               ----------------------      ------------------

        Net loss                                                            (240,000)               (240,000)
                                                               ======================      ==================
                                                             $              (235,000)     $         (235,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $              (209,000)     $         (209,000)
                                                               ======================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                        COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                               2007                    2006
                                                                        -------------------    ---------------------
                Revenues                                              $          1,558,000   $            1,558,000
                                                                        -------------------    ---------------------
                Expenses:
                  Interest expense                                                 328,000                  328,000
                  Depreciation and amortization                                    583,000                  583,000
                  Operating expenses                                             1,127,000                1,127,000
                                                                        -------------------    ---------------------
                Total expenses                                                   2,038,000                2,038,000
                                                                        -------------------    ---------------------

                Net loss                                                          (480,000)                (480,000)
                                                                        ===================    =====================
                                                                      $           (469,000)  $             (469,000)
                Net loss allocable to the Partnership
                                                                        ===================    =====================
                Net loss recorded by the Partnership                  $           (418,000)  $             (418,000)
                                                                        ===================    =====================

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Annual asset management fee. An annual asset management fee not to exceed 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Asset management fees of $15,973 were incurred during each of the three months ended June 30, 2007 and 2006. For each of the six months ended September 30, 2007 and 2006, the Partnership incurred asset management fees of $31,946. The Partnership paid the General Partner or its affiliates $10,000 and $27,032 of those fees during the three months ended June 30, 2007 and 2006, respectively. For the six months ended September 30, 2007 and 2006 the Partnership paid $20,000 and $40,548, respectively of those fees.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $0 during each of the three months ended June 30, 2007 and 2006. For the six months ended September 30, 2007 and 2006 the Partnership reimbursed operating expenses of approximately $5,600 and $22,700, respectively.

(d)
The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                                       September 30         March 31,
                                               June 30, 2007              2007                2007
                                              ----------------    -----------------     ---------------

       Accrued asset management fees       $           92,345  $            98,318   $          86,372
       Expenses paid by the General
       Partners    or   an affiliates
       on           behalf of the
       Partnership                                      5,563                2,855               3,579
                                              ----------------    -----------------     ---------------

       Total                               $           97,908  $           101,173   $          89,951
                                              ================    =================     ===============


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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006 and the three and six months ended September 30, 2007 and 2006, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2007 consisted primarily of $288,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $5,915,000. Liabilities at June 30, 2007 primarily consisted of $53,000 due to a Local Limited Partnership, $98,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at September 30, 2007 consisted primarily of $278,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $5,683,000. Liabilities at September 30, 2007 primarily consisted of $48,000 due to a Local Limited Partnership, $101,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and accrued expenses of $12,000.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. The Partnership's net loss for the three months ended June 30, 2007 was $(1,323,000), reflecting an increase of approximately $(31,000) from the net loss of $(1,292,000) for the three months ended June 30, 2006. The increase in net loss was due to the increase in impairment loss of $(40,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The other operating expenses also increased by $(1,000). Those increases were offset by a decrease of equity in losses of limited partnerships of $10,000 to $(199,000) for the three months ended June 30, 2007 from $(209,000) for the three months ended June 30, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Three  Months  Ended  September  30,  2007  Compared to the Three  Months  Ended
September  30,  2006  The  Partnership's  net loss for the  three  months  ended
September 30, 2007 was $(252,000), reflecting an increase of approximately $(19,000) from the net loss of $(233,000) for the three months ended September 30, 2006. There was an increase of equity in losses of limited partnerships of $(12,000) to $(221,000) for the three months ended September 30, 2007 from $(209,000) for the three months ended September 30, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The accounting and legal expenses increased by $(12,000) for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, the accounting expense difference is a timing issue. The other operating expenses decreased by $2,000 and the reporting fee income increased by $3,000 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006 The Partnership's net loss for the six months ended September 30, 2007 was $(1,575,000), reflecting an increase of approximately $(50,000) from the net loss of $(1,525,000) for the six months ended September 30, 2006. The increase in net loss was due to the increase in impairment loss of $(40,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The accounting and legal expenses increased by $(12,000) for the six months ended September 30, 2007 compared to the six months ended September 30, 2006, the accounting expense difference is a timing issue. Total operating income increased by $3,000 for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to the fact that Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was an increase of $(1,000) of equity in losses of limited partnerships to $(419,000) for the six months ended September 30, 2007 from $(418,000) for the six months ended September 30, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Cash Flows

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 Net cash used during the three months ended June 30, 2007 was $(10,000), compared to net cash used during the three months ended June 30, 2006 of $(13,000), reflecting a change of $3,000. This change was due to a $5,000 change in accrued fees and expensed due to General Partner and affiliates, which represents a decrease in the amount of cash paid to reimburse the General partner for expenses it paid on the Partnerships behalf along with accrued asset management fees paid. There was also an additional $(2,000) of expenses incurred during the three months ended June 30, 2007 that was reimbursed

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006 Net cash used during the six months ended September 30, 2007 was $(19,000), compared to net cash used during the six months ended September 30, 2006 of $(38,000), reflecting a change of $19,000. This change was due to the Partnerships receiving a $3,000 distribution for a Local Limited Partnership in the six months ended September 30, 2006 and none in the six months ended September 30, 2007, due to the fact that Local Limited Partnerships pay the distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Also for the six months ended September 30, 2007 the Partnership made a partial note payable payment to a Local Limited Partnership for $(4,000) compared to no note payable payments paid during the six months ended September 30, 2006. During the six months ended September 30, 2007 the accrued expenses increased by $11,000 therefore decrease the cash used in operating activities.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2007, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership.

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

     Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2007 and September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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