Form 10-Q
period 2007-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2008-02-15
CIK 1037156

]

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2007

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

Yes        No   X
   -------   -------
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes        No   X
   -------   -------
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___Accelerated filer ___Non-accelerated filer___X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No   X
   -------   -------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended December 31, 2007


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
        As of December 31, 2007 and March 31, 2007.............................3

     Statements of Operations

        For the Three and Nine Months Ended December 31, 2007 and 2006.........4

     Statement of Partners' Equity (Deficit)
        For the Nine Months Ended December 31, 2007 ...........................5

     Statements of Cash Flows
        For the Nine Months Ended December 31, 2007 and 2006...................6

        Notes to Financial Statements..........................................7

        Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................14

        Item 3. Quantitative and Qualitative Disclosures About Market Risk....15

        Item 4. Controls and Procedures  .....................................15

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................15

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds... ..15

     Item 3. Defaults Upon Senior Securities..................................15

     Item 4. Submission of Matters to a Vote of Security Holders..............15

     Item 5. Other Information................................................15

     Item 6. Exhibits.........................................................15

     Signatures...............................................................16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                   As of December 31, 2007 and March 31, 2007
                                   (unaudited)


ASSETS                                                         December 31, 2007     March 31, 2007
                                                              -------------------  -------------------
Cash and cash equivalents                                   $           269,052  $          297, 309
Investments in Local Limited Partnerships, net (Note 2)               5,482,868            7,220,253
Other assets                                                                160                  160
                                                              ------------------   ------------------

Total Assets                                                $         5,752,080  $         7,517,722
                                                              ==================   ==================

Liabilities:

  Payables to Local Limited Partnerships (Note 4)           $            42,428  $            52,570
  Accrued expenses                                                       11,532                    -
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                             114,527               89,951
                                                              ------------------   ------------------

Total liabilities                                                       168,487              142,521
                                                              ------------------   ------------------

Partners' equity (deficit):
  General Partner                                                      (148,643)            (130,727)
  Limited Partners (25,000 Partnership Units authorized;
    20,500 Partnership Units issued and outstanding)                  5,732,236            7,505,928
                                                              ------------------   ------------------
           Total Partners' Equity                                      5,583,593            7,375,201
                                                              ------------------   ------------------
                 Total Liabilities and Partners' Equity     $          5,752,080 $          7,517,722
                                                              ==================   ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)

                                                        2007                                      2006
                                         -----------------------------------   ---------------------------------------
                                             Three                 Nine                 Three                  Nine
                                            Months                Months                Months                Months
                                         --------------        -------------   -----------------       ---------------
Reporting fees                         $            -      $         8,763     $             -       $          7,883
Distribution income                                 -                1,602                   -                     79
                                         --------------        -------------   -----------------       ---------------
Total operating income                              -               10,365                   -                  7,962

Operating expenses:
  Amortization (Note 2)                        11,653               35,501              12,127                 36,381
  Asset management fees (Note 3)               15,973               47,919              15,973                 47,919
  Impairment loss (Note 2)                          -            1,094,445                   -              1,054,872
  Legal and accounting fees                         -               14,287                 108                  2,967
  Asset management expenses                       716                1,493                   -                    767
  Other                                            16                1,323                 686                  2,414
                                         --------------        -------------   -----------------       ---------------

    Total operating expenses                   28,358            1,194,968              28,894              1,145,320
                                         --------------        -------------   -----------------       ---------------

Loss from operations                          (28,358)          (1,184,603)            (28,894)            (1,137,358)

Equity in losses of Local
 Limited Partnerships (Note 2)               (188,056)            (607,438)           (219,311)              (637,071)

 Interest income                                    6                  433                 358                 1 ,118
                                         --------------        -------------   -----------------       ---------------

 Net loss                              $     (216,408)     $    (1,791,608)    $      (247,847)      $     (1,773,311)
                                         ==============        =============   =================       ===============
Net loss allocated to:

  General Partner                      $       (2,164)     $       (17,916)    $        (2,478)      $        (17,733)
                                         ==============       ==============   =================       ==============

  Limited Partners                     $     (214,244)     $    (1,773,692)    $      (245,369)      $     (1,755,578)
                                         ==============       ==============      =================    ==============
Net loss per

  Partnerships Units                   $          (10)     $           (87)    $           (12)      $            (86)
                                         ==============       ==============      =================    ==============
Outstanding weighted
  Partnership Units                            20,500               20,500              20,500                 20,500
                                         ==============       ==============     =================     ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2007
                                   (unaudited)


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2007         $       (130,727)     $       7,505,928     $         7,375,201

Net loss                                                      (17,916)            (1,773,692)             (1,791,608)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2007      $       (148,643)     $       5,732,236     $         5,583,593
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)

                                                                              2007                 2006
                                                                        --------------      ---------------
Cash flows from operating activities:

Net loss                                                              $    (1,791,608)    $     (1,773,311)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                           35,501               54,209
        Equity in losses of Local Limited Partnerships                        607,438              619,243
        Impairment loss                                                     1,094,445            1,054,872
        Change in accrued expenses                                             11,533                    -
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      24,576              (10,683)
                                                                        --------------      ---------------
        Net cash used in operating activities                                 (18,115)             (55,670)
                                                                        --------------      ---------------

Cash flows from investing activities:

      Investments in Local Limited Partnerships                               (10,142)                   -
      Distributions received from Local Limited Partnerships                        -                2,731
                                                                        --------------      ---------------
      Net cash provided by (used in) investing activities                     (10,142)               2,731

Net decrease in cash  and cash equivalents                                    (28,257)             (52,939)

Cash and cash equivalents, beginning of period                                297,309              349,942
                                                                        --------------      ---------------

Cash and cash equivalents, end of period                              $       269,052     $        297,003
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                         $             -     $              -
                                                                        ==============      ===============

                 See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly period ended December 31, 2007
                                   (unaudited)






NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly period ended December 31, 2007
                                   (unaudited)


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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly period ended December 31, 2007
                                   (unaudited)





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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007.


Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2007 and 2006 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment is accelerated to the extent of losses available (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly period ended December 31, 2007
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly period ended December 31, 2007
                                   (unaudited)



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

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $1,094,445 and $1,054,872, during the nine months ended December 31, 2007 and 2006, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2007           March 31, 2007
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $            7,220,253     $         9,162,119
     Impairment loss                                                      (1,094,445)             (1,054,872)
     Equity in losses of Local Limited Partnerships                         (607,438)               (835,959)
     Distributions received from Local Limited Partnerships                        -                  (2,730)
     Amortization of capitalized acquisition fees and
     costs                                                                   (35,502)                (48,305)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $            5,482,868     $         7,220,253
                                                                =====================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly period ended December 31, 2007
                                   (unaudited)





NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                            For the Nine                 For the Year
                                                                             Months Ended                   Ended
                                                                           December 31, 2007             March 31, 2007
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                    $                   4,493,814 $             6,172,991
Acquisition fees and costs, net of accumulated amortization of
$557,280 and $449,073                                                                   989,054               1,047,262
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                      $                   5,482,868 $             7,220,253
                                                                       =======================     ====================


Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                        2007                     2006
                                                               ----------------------      ------------------
        Revenues                                             $            2,336,000      $        2,336,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                  492,000                 492,000
          Depreciation and amortization                                     875,000                 875,000
          Operating expenses                                              1,690,000               1,690,000
                                                               ----------------------      ------------------
        Total expenses                                                    3,057,000               3,057,000
                                                               ----------------------      ------------------

        Net loss                                             $             (721,000)               (721,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $             (704,000)     $         (704,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $             (637,000)     $         (637,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly period ended December 31, 2007
                                   (unaudited)



NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Annual asset management fee. An annual asset management fee not to exceed 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships. Asset management fees of $47,919 were incurred during each of the nine months ended December 31, 2007 and 2006. The Partnership paid the General Partner or its affiliates $20,000 and $54,064 for the nine months ended December 31, 2007 and 2006, respectively, of those fees.

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

(c) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $0 and $27,700 during the nine months ended December 31, 2007 and 2006, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted ofthe following at:


                                                              December 31,              March 31,
                                                                   2007                   2007
                                                            --------------      -----------------

       Accrued asset management fees                     $        114,291    $            86,372
       Expenses paid by the General Partners or
       an affiliates on behalf of the
       Partnership                                                    236                  3,579
                                                            --------------      -----------------
       Total                                             $        114,527    $            89,951
                                                            ==============      =================


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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2007 and 2006 and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2007 consisted primarily of $269,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $5,483,000. Liabilities at December 31, 2007 primarily consisted of $42,000 due to a Local Limited Partnership, $115,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and accrued expenses of $12,000.

Results of Operations

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006. The Partnership's net loss for the three months ended December 31, 2007 was $(217,000), reflecting a decrease of approximately $31,000 from the net loss of $(248,000) for the three months ended December 31, 2006. That primary factor for the decrease is due to a $31,000 decrease in equity in losses of limited partnerships for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006. The Partnership's net loss for the nine months ended December 31, 2007 was $(1,791,000), reflecting an increase of approximately $(18,000) from the net loss of $(1,773,000) for the nine months ended December 31, 2006. The increase in net loss was primarily due to the $(48,000) increase in loss from operations that increase consisted of an increase in impairment loss of $(40,000). The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The accounting and legal expenses increased by $(11,000) for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the timing issue of accounting work being performed. The reporting fee income increased by $2,000 for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The other operating expenses decreased by $1,000 for the nine months ended December 31, 2007. The increase in loss from operations was offset by a decrease of equity in losses of limited partnerships by $30,000 to $(607,000) for the nine months ended December 31, 2007 from $(637,000) for the nine months ended December 31, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Cash Flows

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006. Net cash used during the nine months ended December 31, 2007 was $(28,000), compared to net cash used during the nine months ended December 31, 2006 of $(53,000), reflecting a change of $25,000. This change was due the Partnership making a $(10,000) note payable payment a Local Limited Partnership during the nine months ended December 31, 2007. During the nine months ended December 31, 2007 the Partnership did not receive any distributions for the Local Limited Partnerships compared to $(3,000) collected during the nine months ended December 31, 2006. There was also an increase in the accrued fees and expenses due to the General Partner and affiliates of $25,000. Accrued expenses of $11,000 during the nine months ended December 31, 2006 were incurred and not paid.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2007, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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