Form 10-K/A
period 2007-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2009-09-08
CIK 1037156

UNITED STATES

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

                        Commission file number: 000-26869

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                California                             33-0761578
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)          Identification No.)

              17782 Sky Park Circle,
                    Irvine, CA                       92614-6404
     (Address of principal executive offices)        (zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_]  Accelerated filer  [_]   Non-accelerated filer [X]

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

                                      NONE

                                EXPLANATORY NOTE

WNC Housing Tax Credit Fund VI, L.P., Series 6 is filing this amendment to its Annual Report on Form 10-K for the period ended March 31, 2007 for the following modifications: Item 1. Business was modified to add additional disclosures related to the 15-year compliance period expiration dates. Item 1A Risk Factors was modified to add additional disclosures regarding economic conditions related to the value of real estate, the risks related to the Partnership and the Partnership Agreement and the Partnership's inability to timely file and provide investors with periodic reports. Item 5a was revised to include additional disclosure regarding distributions to the Limited Partners. The amended Form 10-K now includes the auditors report that are referred to in the report of Reznick Group, P.C. dated February 15, 2008. The Item 9A disclosure has been revised to include additional disclosure in the disclosure controls and procedures section. Item 10 was revised to add the information for two Directors of an affiliate of the General Partner. Additional disclosures were added to
Item 11 addressing compensation to the General Partner, reimbursement of expenses and sale of interest in properties due to the General Partner. Lastly, the Partnership added Exhibit 99.17 and is filing the statements of operations and cash flows for Boonville Associates I, Limited Partnership for the three years preceding the date of the most recent audited balance sheet, in accordance with Rule 3-09 of Regulations S-X.

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

The following table reflects the 15-year compliance period of the fifteen Housing Complexes:

             EXPIRATION DATE FOR 15-YEAR COMPLIANCE PERIOD
                 LOCAL LIMITED
                PARTNERSHIP NAME                15-YEAR EXPIRATION DATE
 -----------------------------------------------------------------------

 Boonville Associates I, L.P.                                      2016
 Brighton Ridge Apartments L.P.                                    2014
 Cotton Mill Elderly Living Center, L.P.                           2016
 Country Club Investors, L.P.                                      2013
 Desloge Associates I, L.P.                                        2014
 Kechel Towers, L.P.                                               2014
 Ottawa I, L.P.                                                    2013
 Preservation Partners I, L.P.                                     2013
 St. Susanne Associates I, L.P.                                    2015
 Summer Wood Ltd.                                                  2014
 Trenton Village Apartments, L.P.                                  2014
 United Development Co. L.P. 97.0, L.P.                            2013
 Wagner Partnership 99 Limited Partnership                         2016
 West Liberty Family Apartments, Ltd.                              2017
 West Mobile County Housing, Ltd.                                  2014


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

     For each of the years ended March 31, 2007, 2006, 2005, 2004 and 2003, a loss in value of the Partnership's investments in Local Limited Partnerships, other than a temporary decline, was recorded as an impairment loss in the Partnership's financial statements. Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2007, 2006, 2005, 2004 and 2003, impairment loss related to investments in Local Limited Partnerships was $1,054,872, $1,010,154, $408,644, $55,384 and $231,646, respectively.

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

(D) RISKS RELATED TO THE PARTNERSHIP AND THE PARTNERSHIP AGREEMENT

         THE PARTNERSHIP MAY BE UNABLE TO TIMELY PROVIDE FINANCIAL REPORTS TO THE LIMITED PARTNERS WHICH WOULD ADVERSELY AFFECT THEIR ABILITY TO MONITOR PARTNERSHIP OPERATIONS. Historically, the Partnership has been unable to timely file and provide investors with all its required periodic reports. In some instances, the delay has been substantial. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

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

         THE INTERESTS OF LIMITED PARTNERS MAY CONFLICT WITH THE INTERESTS OF THE GENERAL PARTNER AND ITS AFFILIATES. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership's investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner's share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex were not sold. The result of these conflicts could be that a Partnership may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments are subject to substantial restrictions in the Partnership Agreement.

         Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

         The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables changed by approximately $(27,000), $4,000, and $(10,000) for the years ended March 31, 2007, 2006 and 2005, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $64,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than, perhaps, refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. For all years presented there were no such distributions paid to the Limited Partners.

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

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidencesupporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



/s/ Reznick Group, P.C.
-----------------------

Bethesda, Maryland
February 15, 2008

                         Report of Independent Auditors

To the Partners of
   United Development Co., L.P.-2000

We have audited the accompanying balance sheet of United Development Co., L.P.-2000 as of December 31, 2006, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Co., L.P.-2000 at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Novogradac & Company, LLP
-----------------------------

Alpharetta, Georgia
June 20, 2007



                                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                                (A CALIFORNIA LIMITED PARTNERSHIP)

                                                          BALANCE SHEETS


                                                                                           MARCH 31,
                                                            -----------------------------------------------------------------------

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
                                                           ============   ============   ============   ============   ============


                                          See accompanying notes to financial statements




                                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                                (A CALIFORNIA LIMITED PARTNERSHIP)

                                                     STATEMENTS OF OPERATIONS



                                                                       FOR THE YEARS ENDED MARCH 31,
                                     -----------------------------------------------------------------------------------------------
                                         2007            2006            2005            2004             2003             2002
                                     --------------  --------------  --------------  --------------  --------------  --------------

Reporting fees                       $        7,883  $       12,749  $        3,500  $       26,824  $       13,343  $        1,250
Distribution Income                              79              --              --              --              --              --
                                     --------------  --------------  --------------  --------------  --------------  --------------

       Total income                           7,962          12,749           3,500          26,824          13,343           1,250
                                     --------------  --------------  --------------  --------------  --------------  --------------

Operating expenses:
   Amortization (Notes 2 and 3)              48,305          48,508          51,548          51,548          51,548          51,548
   Asset management fees (Note 3)            63,892          63,892          63,892          63,893          63,893          59,808
    Impairment (Note 2)                   1,054,872       1,010,154         408,644          55,384         231,646              --
    Accounting and legal fees                 3,214           9,173          20,777          29,286          19,372          23,840
    Write-off of bad debt (Note 2)               --          11,416              --           7,276              --              --
   Other                                      6,116           6,548           8,421          11,268          13,047          45,148
                                     --------------  --------------  --------------  --------------  --------------  --------------
     Total operating expenses             1,176,399       1,149,691         553,282         218,655         379,506         180,344
                                     --------------  --------------  --------------  --------------  --------------  --------------

Loss  from operations                    (1,168,437)     (1,136,942)       (549,782)       (191,831)       (366,163)       (179,094)

Equity in losses of Local Limited
   Partnerships (Note 2)                   (835,959)       (857,201)     (1,109,658)       (790,609)       (739,166)     (1,136,238)

Interest income                               1,424           1,890           3,158           5,167          10,418          32,552
                                     --------------  --------------  --------------  --------------  --------------  --------------

Net loss                             $   (2,002,972) $   (1,992,253) $   (1,656,282) $     (977,273) $   (1,094,911) $   (1,282,780)
                                     ==============  ==============  ==============  ==============  ==============  ==============

Net loss allocated to:


   General Partner                   $      (20,030) $      (19,923) $      (16,563) $       (9,773) $      (10,949) $      (12,828)
                                     ==============  ==============  ==============  ==============  ==============  ==============

   Limited Partners                  $   (1,982,942) $   (1,972,330) $   (1,639,719) $     (967,500) $   (1,083,962) $   (1,269,952)
                                     ==============  ==============  ==============  ==============  ==============  ==============


Net loss per Partnership Unit        $       (96.73) $       (96.21) $       (79.99) $       (47.20) $       (52.88) $       (61.95)
                                     ==============  ==============  ==============  ==============  ==============  ==============


Outstanding weighted Partnership
   Units                                     20,500          20,500          20,500          20,500          20,500          20,500
                                     ==============  ==============  ==============  ==============  ==============  ==============

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
                                                ============     ============     ============

                 See accompanying notes to financial statements



                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                (A CALIFORNIA LIMITED PARTNERSHIP)

                                     STATEMENTS OF CASH FLOWS



                                                                 FOR THE YEARS ENDED
                                                                    MARCH 31,
                                                    --------------------------------------------

                                                        2007            2006            2005
                                                     -----------     -----------     -----------

 Cash flows from operating activities:
   Net loss                                          $(2,002,972)    $(1,992,253)    $(1,656,282)
   Adjustments to reconcile net loss to net cash
     provided by (used in)  operating activities:
     Amortization                                         48,305          48,508          51,548
     Impairment loss                                   1,054,872       1,010,154         408,644
     Equity in losses of
         Local Limited Partnerships                      835,959         857,201       1,109,658
     Change in other assets                                   --              --              --
     Advances made to a Local Limited
           Partnership                                        --         (11,416)             --
     Write off of advances made to a Local
           Limited Partnership                                --          11,416              --
     Change in accrued expenses                               --         (14,950)          2,310
     Change in accrued fees and expenses due to
       General Partner and affiliates                      8,473           5,175          14,066
                                                     -----------     -----------     -----------

Net cash used in operating activities                    (55,363)        (86,165)        (70,056)
                                                     -----------     -----------     -----------

Cash flows from investing activities:
   Investments in Local Limited Partnerships, net             --              --        (156,857
   Loans receivable, net                                      --              --              --
   Distributions from Local Limited Partnerships           2,730           2,731             500
                                                     -----------     -----------     -----------

Net cash provided by (used in) investing                   2,730           2,731        (156,357)
activities
                                                     -----------     -----------     -----------

Net decrease in cash                                     (52,633)        (83,434)       (226,413)

Cash, beginning of year                                  349,942         433,376         659,789
                                                     -----------     -----------     -----------

Cash, end of year                                    $   297,309     $   349,942     $   433,376
                                                     ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                     $        --     $        --     $        --
                                                     ===========     ===========     ===========

   Taxes paid                                        $       800     $       800     $       800
                                                     ===========     ===========     ===========

                 See accompanying notes to financial statements



                           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                      STATEMENTS OF CASH FLOWS


                                                                  FOR THE YEARS ENDED
                                                                      MARCH 31,
                                                       -------------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

EXIT STRATEGY

The IRS Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

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

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

                                                               FOR THE YEARS ENDED
                                                                    MARCH 31,
                                                  ----------------------------------------------

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
                                                  ============     ============     ============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------


                                                                 FOR THE YEARS ENDED
                                                                     MARCH 31,
                                                 -----------------------------------------------

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
                                                  ============     ============     ============

                                                                 FOR THE YEARS
                                                                ENDED MARCH 31,
                                                  -----------------------------------------------

                                                     2007              2006             2005
                                                  ------------     ------------     ------------

Investments in Local Limited Partnerships, net    $  6,172,991     $  8,048,724     $  9,886,830
Acquisition fees and costs, net of accumulated
  amortization of $499,072, $432,939 and $352,451    1,047,262        1,113,395        1,193,883
                                                  ------------     ------------     ------------
Investments per balance sheet, end of period      $  7,220,253     $  9,162,119     $ 11,080,713
                                                  ============     ============     ============

                                                                  FOR THE YEARS
                                                                  ENDED MARCH 31,
                                                  ----------------------------------------------

                                                     2004              2003            2002
                                                  ------------     ------------     ------------
Investments in Local Limited Partnerships, net    $ 11,364,833     $ 12,225,096     $ 13,195,908
Acquisition fees and costs, net of accumulated
  amortization of $260,070, $208,522 and $156,974    1,286,264        1,337,812        1,389,360
                                                  ------------     ------------     ------------
Investments per balance sheet, end of period      $ 12,651,097     $ 13,562,908     $ 14,585,268
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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                               MARCH 31,
                                                         -------------------------------------------------------

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



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


                                        JUNE 30        SEPTEMBER 30     DECEMBER 31        MARCH 31
                                      -----------      -----------      -----------      -----------

          2005
          ----

Income                                $     3,000      $        --      $        --      $     1,000

Operating expenses                       (456,000)         (34,000)         (29,000)         (34,000)

Loss from operations                     (453,000)         (34,000)         (29,000)         (33,000)

Equity in losses of Local Limited
     Partnerships                        (264,000)        (264,000)        (264,000)        (318,000)

Interest income                             1,000            1,000               --            1,000

Net loss                                 (716,000)        (297,000)        (293,000)        (350,000)

Net loss available to Limited
     Partners                            (709,000)        (294,000)        (290,000)        (347,000)

Net loss per Partnership Unit                 (35)             (14)             (14)             (17)


                                        JUNE 30        SEPTEMBER 30     DECEMBER 31        MARCH 31
                                      -----------      -----------      -----------      -----------

          2004
          ----

Income                                $     1,000      $    21,000      $     2,000      $     3,000

Operating expenses                        (35,000)         (50,000)         (33,000)        (101,000)
                                      -----------      -----------      -----------      -----------
Loss from operations                      (34,000)         (29,000)         (31,000)         (98,000)

Equity in losses of Local Limited
     Partnerships                        (206,000)        (206,000)        (178,000)        (201,000)

Interest income                             1,000            1,000            1,000            2,000

Net loss                                 (239,000)        (234,000)        (208,000)        (297,000)

Net loss available to Limited
     Partners                            (237,000)        (231,000)        (206,000)        (294,000)

Net loss per Partnership Unit                 (12)             (11)             (10)             (14)



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002



                                        JUNE 30        SEPTEMBER 30     DECEMBER 31        MARCH 31
                                      -----------      -----------      -----------      -----------

          2003
          ----

Income                                $     3,000      $     3,000      $     2,000     $     16,000

Operating expenses                        (36,000)         (38,000)         (37,000)        (269,000)

Equity in losses of Local Limited
     Partnerships                        (265,000)        (265,000)        (176,000)         (33,000)

Net loss                                 (298,000)        (300,000)        (211,000)        (286,000)

Net loss available to Limited
     Partners                            (295,000)        (297,000)        (209,000)        (283,000)

Net loss per Partnership Unit                 (14)             (15)             (10)             (14)


                                        JUNE 30        SEPTEMBER 30     DECEMBER 31        MARCH 31
                                      -----------      -----------      -----------      -----------

          2002
          ----

Income                                $    15,000      $     5,000      $     9,000      $     4,000

Operating expenses                        (51,000)         (42,000)         (36,000)         (51,000)
                                      -----------      -----------      -----------      -----------
Equity in losses of Local Limited
     Partnerships                        (190,000)        (189,000)        (281,000)        (476,000)

Net loss                                 (226,000)        (226,000)        (308,000)        (523,000)

Net loss available to Limited
     Partners                            (224,000)        (223,000)        (306,000)        (517,000)

Net loss per Partnership Unit                 (11)             (11)             (15)             (25)

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

    The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership's periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership's inability to file its periodic reports in a timely manner.

    Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership's periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership's periodic reports.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the periods ended March 31, 2007, 2006, 2005, or 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) IDENTIFICATION OF DIRECTORS, (b) IDENTIFICATION OF EXECUTIVE OFFICERS, (c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES, (d) FAMILY RELATIONSHIPS, AND (e) BUSINESS EXPERIENCE

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

Wilfred N. Cooper, Sr.                       Chairman
Wilfred N. Cooper, Jr.                       President and Chief Executive Officer
David N. Shafer, Esq.                        Executive Vice President
Michael J. Gaber                             Executive Vice President
Sylvester P. Garban                          Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                          Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth                      Vice President - Asset Management
Gregory S. Hand                              Vice President - Acquisitions
Melanie R. Wenk                              Vice President - Portfolio Management & Accounting
Kay L. Cooper                                Director of WNC & Associates, Inc.
Jennifer E. Cooper                           Director of WNC & Associates, Inc.

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

Kay L. Cooper, age 72, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 46, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

(g) PROMOTERS AND CONTROL PERSONS

    Inapplicable.

(h) AUDIT COMMITTEE FINANCIAL EXPERT, AND (I) IDENTIFICATION OF THE AUDIT COMMITTEE

    Neither the Partnership nor Associates has an audit committee.

(j) CHANGES TO NOMINATING PROCEDURES

    Inapplicable.

(k) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    None.

(l) CODE OF ETHICS

    Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partner and its affiliates are not permitted under Section 5.6.1 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its affiliates provided for in the Agreement are summarized below.

(a) Compensation for Services

    For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $63,892, $63,892, $63,892, $63,893, $63,893 and $59,808 were incurred during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively, of which $37,302, $67,580, $54,064, $43,516, $65,110 and
    $40,548 were paid for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

    Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) property management services actually rendered by the General Partner or its affiliates respecting the Housing Complexes owned by Local Limited Partnerships, or (iii) disposition services in connection with the sale of any Housing Complex owned by a Local Limited Partnership, for which a subordinated disposition fee may be payable. The Partnership had completed its investment stage, so no compensation for the services in (i) was paid during the periods covered by this report and none will be paid in the future. None of the compensation described in (ii) or (iii) above was paid or payable for such services during the periods covered by this report.

(b) Operating Expenses

    The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $9,331, $32,610, $26,889, $27,915, $30,819 and $33,821 during the years ended March 31, 2007,
    2006, 2005, 2004, 2003 and 2002, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $27,700, $13,800, $22,700, $29,000, $44,000 and $33,000 during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

    Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report). The Agreement defines "Operating Cash Expenses" as

         " . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by the General Partner, an Affiliate of the General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with the General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount."

    The Agreement provides that no such reimbursement shall be permitted for services for which the General Partner or any of its affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of the General Partner or any affiliate of the General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for the General Partner or any affiliate of the General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in the General Partner or any affiliate of the General Partner or a person having the power to direct or cause the direction of the General Partner or any affiliate of the General Partner, whether through the ownership of voting securities, by contract or otherwise.

 (c) Interest in Partnership

     The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $21,400, $21,400, $21,300, $21,100, and $20,600 for the General Partner for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2007, 2006, 2005, 2004, 2003 or 2002. The General
     Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2007, 2006, 2005, 2004, 2003 or 2002.

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

99.17 Financial statements of Booneville Associates I, Limited Partnership for the years ended December 31, 2006, 2005 and 2004 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership.

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

Date:  September 8, 2009

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

Date:  September 8, 2009




By:      /S/ THOMAS J. RIHA
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  September 8, 2009




By:      /S/ WILFRED N. COOPER, SR.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  September 8, 2009




By:      /S/ KAY L. COOPER
         -----------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:  September 8, 2009



                                       44
<