Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2011-12-12
CIK 1037156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-26869

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

California	33-0761578
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle, Irvine, CA 92614
(Address of principal executive offices)
(714) 622-5565
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ____ No     X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ____ No     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No _X__

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2008
For the quarterly period ended September 30, 2008
For the quarterly period ended December 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2008 and 2007	4
	For the Three and Six Months Ended September 30, 2008 and 2007	5
	For the Three and Nine Months Ended December 31, 2008 and 2007	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2008	7
	For the Six Months Ended September 30, 2008	7
	For the Nine Months Ended December 31, 2008	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2008 and 2007	8
	For the Six Months Ended September 30, 2008 and 2007	9
	For the Nine Months Ended December 31, 2008 and 2007	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	(Removed and Reserved)	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2008	September 30, 2008	December 31, 2008	March 31,2008
ASSETS
Cash and cash equivalents	$228,750	$162,731	$124,062	$237,559
Investments in Local Limited Partnerships, net (Notes 2 and 3)	2,757,215	2,572,550	2,387,885	5,495,018

Total Assets	$2,985,965	$2,735,281	$2,511,947	$5,732,577

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnership (Note 5)	$836	$836	$836	$9,728
Accrued fees and expenses due to General Partner and affiliates (Note 3)	199,758	154,977	177,303	181,302

Total Liabilities	200,594	155,813	178,139	191,030

Partners’ Equity (Deficit):
General Partner	(176,626)	(178,685)	(181,141)	(149,064)
Limited Partners (25,000 Partnership Units authorized; 20,500 Partnership Units issued and outstanding)	2,961,997	2,758,153	2,514,949	5,690,611

Total Partners’ Equity (Deficit)	2,785,371	2,579,468	2,333,808	5,541,547

Total Liabilities and Partners’ Equity (Deficit)	$2,985,965	$2,735,281	$2,511,947	$5,732,577

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
	Three Months	Three Months

Reporting fees	$-	$-

Total operating income	-	-

Operating expenses and loss:
Amortization (Note 2)	10,852	11,924
Asset management fees (Note 3)	15,973	15,973
Impairment loss	2,478,172	1,094,445
Accounting and legal fees	65	-
Other	2,418	1,984

Total operating expenses and loss	2,507,480	1,124,326

Loss from operations	(2,507,480)	(1,124,326)

Equity in losses of Local Limited Partnerships (Note 2)	(248,779)	(198,881)

Interest income	83	272

Net loss	$(2,756,176)	$(1,322,935)

Net loss allocated to:
General Partner	$(27,562)	$(13,229)

Limited Partners	$(2,728,614)	$(1,309,706)

Net loss per Partnership Unit	$(133)	$(64)

Outstanding weighted Partnership Units	20,500	20,500

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$8,398	$8,398	$8,763	$8,763
Distribution income	-	-	1,602	1,602

Total operating income	8,398	8,398	10,365	10,365

Operating expenses and loss:
Amortization (Note 2)	3,915	14,767	11,924	23,848
Asset management fees (Note 3)	15,973	31,946	15,973	31,946
Impairment loss	-	2,478,172	-	1,094,445
Accounting and legal fees	5,269	5,334	14,287	14,287
Write off of advances to Local Limited Partnerships	4,831	4,831	-	-
Other	3,976	6,394	99	2,084

Total operating expenses and loss	33,964	2,541,444	42,283	1,166,610

Loss from operations	(25,566)	(2,533,046)	(31,918)	(1,156,245)

Equity in losses of Local Limited	(180,750)	(429,529)	(220,501)	(419,382)
Partnerships (Note 2)

Interest income	413	496	155	427

Net loss	$(205,903)	$(2,962,079)	$(252,264)	$(1,575,200)

Net loss allocated to:
General Partner	$(2,059)	$(29,621)	$(2,523)	$(15,752)

Limited Partners	$(203,844)	$(2,932,458)	$(249,741)	$(1,559,448)

Net loss per Partnership Unit	$(10)	$(143)	$(13)	$(76)

Outstanding weighted Partnership Units	20,500	20,500	20,500	20,500

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2008 and 2007
 (Unaudited)

	2008		2007
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$8,398	$-	$8,763
Distribution income	-	-	-	1,602

Total operating income	-	8,398	-	10,365

Operating expenses and loss:
Amortization (Note 2)	3,915	18,682	11,653	35,501
Asset management fees (Note 3)	15,973	47,919	15,973	47,919
Impairment loss	-	2,478,172	-	1,094,445
Accounting and legal fees	9,228	14,562	-	14,287
Write off of advances to Local Limited Partnerships	35,196	40,027	-	-
Other	632	7,026	732	2,816

Total operating expenses and loss	64,944	2,606,388	28,358	1,194,968

Loss from operations	(64,944)	(2,597,990)	(28,358)	(1,184,603)

Equity in losses of Local Limited
Partnerships (Note 2)	(180,750)	(610,279)	(188,056)	(607,438)

Interest income	34	530	6	433

Net loss	$(245,660)	$(3,207,739)	$(216,408)	$(1,791,608)

Net loss allocated to:
General Partner	$(2,456)	$(32,077)	$(2,164)	$(17,916)

Limited Partners	$(243,204)	$(3,175,662)	$(214,244)	$(1,773,692)

Net loss per Partnership Unit	$(12)	$(155)	$(10)	$(87)

Outstanding weighted Partnership Units	20,500	20,500	20,500	20,500

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2008, Six Months Ended September 30, 2008
 and Nine Months Ended December 31, 2008
 (Unaudited)

For the Three Months Ended June 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(149,064)	$5,690,611	$5,541,547

Net loss	(27,562)	(2,728,614)	(2,756,176)

Partners’ equity (deficit) at June 30, 2008	$(176,626)	$2,961,997	$2,785,371

For the Six Months Ended September 30, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(149,064)	$5,690,611	$5,541,547

Net loss	(29,621)	(2,932,458)	(2,962,079)

Partners’ equity (deficit) at September 30, 2008	$(178,685)	$2,758,153	$2,579,468

For the Nine Months Ended December 31, 2008
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(149,064)	$5,690,611	$5,541,547

Net loss	(32,077)	(3,175,662)	(3,207,739)

Partners’ equity (deficit) at December 31, 2008	$(181,141)	$2,514,949	$2,333,808

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(2,756,176)	$(1,322,935)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	10,852	11,924
Equity in losses of Local Limited Partnerships	248,779	198,881
Impairment loss	2,478,172	1,094,445
Increase in accrued fees and expenses due to
General Partner and affiliates	18,456	7,957

Net cash provided by (used in) operating activities	83	(9,728)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(8,892)	-

Net cash used in investing activities	(8,892)	-

Net decrease in cash and cash equivalents	(8,809)	(9,728)

Cash and cash equivalents, beginning of period	237,559	297,309

Cash and cash equivalents, end of period	$228,750	$287,581

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(2,962,079)	$(1,575,200)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	14,767	23,848
Equity in losses of Local Limited Partnerships	429,529	419,382
Impairment loss	2,478,172	1,094,445
Decrease in accrued expenses	-	11,532
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(26,325)	11,222

Net cash used in operating activities	(65,936)	(14,771)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(8,892)	(4,142)
Advances to Local Limited Partnerships	(4,831)	-
Write off of advances to Local Limited Partnerships	4,831	-

Net cash used in investing activities	(8,892)	(4,142)

Net decrease in cash and cash equivalents	(74,828)	(18,913)

Cash and cash equivalents, beginning of period	237,559	297,309

Cash and cash equivalents, end of period	$162,731	$278,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(3,207,739)	$(1,791,608)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	18,682	35,501
Equity in losses of Local Limited Partnerships	610,279	607,438
Impairment loss	2,478,172	1,094,445
Decrease in accrued expenses	-	11,533
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(3,999)	24,576
Net cash used in operating activities	(104,605)	(18,115)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(8,892)	(10,142)
Advances to Local Limited Partnerships	(40,027)	-
Write off of advances to Local Limited Partnerships	40,027	-
Net cash used in investing activities	(8,892)	(10,142)
Net decrease in cash and cash equivalents	(113,497)	(28,257)

Cash and cash equivalents, beginning of period	237,559	297,309

Cash and cash equivalents, end of period	$124,062	$269,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2008, six months ended September 30, 2008 and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2012.

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

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Housing Complexes have completed their 15-year Compliance Period as of December 31, 2008.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2008, on December 31, 2010, the Partnership sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P. (“Trenton”) to the Local General Partner.  Trenton was appraised at $335,000 and the outstanding mortgage as of December 31, 2010 was approximately $553,000. The Local Limited Partnership Interest was sold for $20,000 which was paid to the Partnership.  The Partnership will use the cash proceeds to pay $14,000 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $6,000 will be retained in reserves for future operating expenses.  The Partnership incurred legal expenses of $1,701 prior to the sale. The Partnership’s investment balance was zero at December 31, 2010; therefore a gain of $18,299 was recorded for the three months ended December 31, 2010.  No cash distribution will be made to the Limited Partners. The Compliance Period expires in 2013. Due to a surety bond no longer being required, the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was recapture, the maximum exposure would be $421,380 which includes the actual recapture amount and the applicable interest, and equates to $20.56 per Partnership Unit.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and were being amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2008 and 2007, September 30, 2008 and 2007 and December 31, 2008 and 2007, respectively has been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2008, September 30, 2008 and December 31, 2008, five of the investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, the Partnership had $95,066, $95,470, $95,499 and $0, respectively, in cash equivalents.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2008 and 2007 was $10,852 and $11,924, respectively.  For the six months ended September 30, 2008 and 2007, amortization expense was $14,767and $23,848, respectively, and for the nine months ended December 31, 2008 and 2007, amortization expense was $18,682 and $35,501, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2008 and 2007, the impairment loss related to investments in Local Limited Partnerships was $1,839,550 and $1,094,445, respectively.  For the six months ended September 30, 2008 and 2007 the impairment loss related to investments in Local Limited Partnerships was $1,839,550 and $1,094,445, respectively and for the nine months ended December 31, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $1,839,550 and $1,094,445, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments.  For the three months ended June 30, 2008 and 2007, the impairment loss was $638,622 and $0, respectively.  For the six months ended September 30, 2008 and 2007 the impairment loss was $638,622 and $0, respectively and for the nine months ended December 31, 2008 and 2007, impairment loss was $638,622 and $0, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

For all periods presented, the Partnership had acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 608 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$5,495,018	$7,220,253
Equity in income (losses) of Local Limited Partnerships	(248,779)	(846,076)
Amortization of paid acquisition fees and costs	(10,852)	(47,278)
Impairment loss	(2,478,172)	(799,180)
Tax credit adjustments	-	(32,701)
Investments per balance sheet, end of period	$2,757,215	$5,495,018

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$5,495,018	$7,220,253
Equity in losses of Local Limited Partnerships	(429,529)	(846,076)
Amortization of paid acquisition fees and costs	(14,767)	(47,278)
Impairment loss	(2,478,172)	(799,180)
Tax credit adjustments	-	(32,701)
Investments per balance sheet, end of period	$2,572,550	$5,495,018

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$5,495,018	$7,220,253
Equity in losses of Local Limited Partnerships	(610,279)	(846,076)
Amortization of paid acquisition fees and costs	(18,682)	(47,278)
Impairment loss	(2,478,172)	(799,180)
Tax credit adjustments	-	(32,701)
Investments per balance sheet, end of period	$2,387,885	$5,495,018

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$2,428,426	$4,516,755
Acquisition fees and costs, net of accumulated amortization of $0 and $568,071	328,789	978,263
Investments per balance sheet, end of period	$2,757,215	$5,495,018

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$2,247,676	$4,516,755
Acquisition fees and costs, net of accumulated amortization of $3,915 and $568,071	324,874	978,263
Investments per balance sheet, end of period	$2,572,550	$5,495,018

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$2,066,926	$4,516,755
Acquisition fees and costs, net of accumulated amortization of $7,830 and $568,071	320,959	978,263
Investments per balance sheet, end of period	$2,387,885	$5,495,018

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$800,000	$779,000
Expenses:
Interest expense	157,000	164,000
Depreciation and amortization	293,000	292,000
Operating expenses	778,000	563,000
Total expenses	1,228,000	1,019,000

Net loss	$(428,000)	$(240,000)
Net loss allocable to the Partnership	$(405,000)	$(235,000)
Net loss recorded by the Partnership	$(249,000)	$(209,000)

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$1,599,000	$1,558,000
Expenses:
Interest expense	314,000	328,000
Depreciation and amortization	586,000	583,000
Operating expenses	1,555,000	1,127,000
Total expenses	2,455,000	2,038,000

Net loss	$(856,000)	$(480,000)
Net loss allocable to the Partnership	$(810,000)	$(469,000)
Net loss recorded by the Partnership	$(430,000)	$(418,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007
Revenues	$2,399,000	$2,336,000
Expenses:
Interest expense	470,000	492,000
Depreciation and amortization	879,000	875,000
Operating expenses	2,333,000	1,690,000
Total expenses	3,682,000	3,057,000

Net loss	$(1,283,000)	$(721,000)
Net loss allocable to the Partnership	$(1,214,000)	$(704,000)
Net loss recorded by the Partnership	$(610,000)	$(637,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,435,000 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0, $3,915, $7,830 and $456,737 as of June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.  Of the accumulated amortization recorded on the balance sheet at June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, $0, $0, $0 and $21,721, respectively of the related expense was reflected as equity in losses of Local Limited Partnerships for those Limited Partnerships which would otherwise be a zero balance.

(b)
Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $111,334 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of the acquisition costs was $111,334 as of the end of all periods presented.

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $15,973 were incurred during each of the three months ended June 30, 2008 and 2007. For each of the six months ended September 30, 2008 and 2007, the Partnership incurred asset management fees of $31,946. For each of the nine months ended December 31, 2008 and 2007, the Partnership incurred asset management fees of $47,919. The Partnership paid the General Partner or its affiliates $0 and $10,000 of those fees during the three months ended June 30, 2008 and 2007, respectively. For each of the six months ended September 30, 2008 and 2007 the Partnership paid $20,000 of those fees.  For each of the nine months ended December 31, 2008 and 2007 the Partnership paid $20,000 of those fees.

(d)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were  $0 during each of the three months ended June 30, 2008 and 2007. For the six months ended September 30, 2008 and 2007 the Partnership reimbursed $50,000 and $5,600, respectively. For the nine months ended December 31 2008 and 2007 the Partnership reimbursed $50,000 and $8,914, respectively.

(e)
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2008

Asset management fee payable	$126,237	$122,210	$138,183	$110,264
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	73,521	32,767	39,120	71,038
Total	$199,758	$154,977	$177,303	$181,302

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 -  PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $836 at June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2008, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to December 31, 2008, on December 31, 2010, the Partnership sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P. (“Trenton”) to the Local General Partner.  Trenton was appraised at $335,000 and the outstanding mortgage as of December 31, 2010 was approximately $553,000. The Local Limited Partnership Interest was sold for $20,000 which was paid to the Partnership.  The Partnership will use the cash proceeds to pay $14,000 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $6,000 will be retained in reserves for future operating expenses.  The Partnership incurred legal expenses of $1,701 prior to the sale. The Partnership’s investment balance was zero at December 31, 2010; therefore a gain of $18,299 was recorded for the three months ended December 31, 2010.  No cash distribution will be made to the Limited Partners. The Compliance Period expires in 2013. Due to a surety bond no longer being required, the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was recapture, the maximum exposure would be $421,380 which includes the actual recapture amount and the applicable interest, and equates to $20.56 per Partnership Unit.

Subsequent to December 31, 2008, the Partnership was notified by legal counsel that the Local General Partner of UD 97.0 is being sued for being in default of past due property taxes. See Note 2 to the financial statements for more information on UD 97.0.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, the three and six months ended September 30, 2008 and 2007, and the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2008 consisted of $229,000 in cash and cash equivalents, and aggregate investments in fifteen Local Limited Partnerships of $2,757,000. Liabilities at June 30, 2008 consisted of $1,000 of payables to Local Limited Partnerships and $200,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at September 30, 2008 consisted of $163,000 in cash and cash equivalents, and aggregate investments in fifteen Local Limited Partnerships of $2,573,000.  Liabilities at September 30, 2008 consisted of $1,000 of payables to Local Limited Partnerships and  $155,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at December 31, 2008 consisted of $124,000 in cash and cash equivalents, and aggregate investments in fifteen Local Limited Partnerships of $2,388,000.  Liabilities at December 31, 2008 consisted of $1,000 of payables to Local Limited Partnerships and $177,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007   The Partnership's net loss for the three months ended June 30, 2008 was $(2,756,000), reflecting an increase of approximately $(1,433,000) from the net loss of $(1,323,000) for the three months ended June 30, 2007. Equity in losses of Local Limited Partnerships increased by $(50,000) for the three months ended June 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year. There was an increase of $(1,384,000) in impairment loss for the three months ended June 30, 2008.  For the quarter ended June 30, 2007 the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared the total amount to the current carrying value of each investment in the Partnership. For the quarter ended June 30, 2008 all Local Limited Partnerships were not considered to have any residual value in consideration of the economic circumstances, resulting in a significant increase in the loss recorded.  The amortization decreased by $1,000 for the three month ended June 30, 2008 compared to the three months ended June 30, 2007. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 The Partnership's net loss for the three months ended September 30, 2008 was $(206,000), reflecting a decrease of approximately $46,000 from the net loss of $(252,000) for the three months ended September 30, 2007. Equity in losses of Local Limited Partnerships decreased by $40,000 for the three months ended September 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The accounting and legal fees decreased by $9,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to the timing of the accounting work performed.  The amortization expense decreased by $8,000 due to the fact that some of the acquisition costs and fees were fully amortized or impaired prior to the three months ended September 30, 2008. For the three months ended September 30, 2008, other expenses increased by $(4,000). Advances of $(4,000)  were made and reserved for during the three months ended September 30, 2008 compared to advances of $(0) made and reserved for during the three months ended September 30, 2007. Advances vary based on the operations and needs of the Local Limited Partnerships.  The distribution income decreased by $(2,000) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007  The Partnership's net loss for the six months ended September 30, 2008 was $(2,962,000), reflecting an increase of approximately $(1,387,000) from the net loss of $(1,575,000) for the six months ended September 30, 2007. The increase was primarily due to an increase of $(1,384,000) in impairment loss for the six months ended September 30, 2008.  For the six months ended September 30, 2007 the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared the total amount to the current carrying value of each investment in the Partnership.  For the six months ended September 30, 2008 all Local Limited Partnerships were not considered to have any residual value in consideration of the economic circumstances, resulting in a significant increase in the loss recorded.  Equity in losses of Local Limited Partnerships increased by $(10,000) from the six months ended September 30, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The distribution income decreased by $(2,000) for the six months ended September 30, 2008 compared to the six months ended September 30, 2007. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The amortization expense decreased by $9,000 due to the fact that some of the acquisition costs and fees were fully amortization or impaired prior to the six months ended September 30, 2008.   Advances to Local Limited Partnerships of $(4,000)  were made and reserved for during the three months ended September 30, 2008 compared to advances of $(0) made and reserved for during the three months ended September 30, 2007. Advances vary based on the operations and needs of the Local Limited Partnerships.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007  The Partnership's net loss for the three months ended December 31, 2008 was $(246,000), reflecting an increase of approximately $(29,000) from the net loss of $(217,000) for the three months ended December 31, 2007. Equity in losses of Local Limited Partnerships decreased by $7,000 from the three months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year. The Partnership had an increase of $(35,000) in write off of advances to Local Limited Partnerships for the three months ended December 31, 2008.  During the three months ended December 31, 2008 two Local Limited Partnerships were experiencing operational issues and the Partnership advanced approximately $35,000 to the Local Limited Partnership and reserved for it in the same period. No such advances were needed by Local Limited Partnerships during the three months ended December 31, 2007. The amortization expense decreased by $8,000 due to the fact that all the acquisition costs and fees were fully amortized prior to the three months ended December 31, 2008.  The accounting and legal fees increased by $(9,000) for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 due to the timing of the accounting work performed.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  The Partnership's net loss for the nine months ended December 31, 2008 was $(3,208,000), reflecting an increase of approximately $(1,416,000) from the net loss of $(1,792,000) for the nine months ended December 31, 2007. There was a $(1,384,000) increase in impairment loss for the nine months ended December 31, 2008. For the nine months ended September 30, 2007 the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared the total amount to the current carrying value of each investment in the Partnership. For the nine months ended September 30, 2008 all Local Limited Partnerships were not considered to have any residual value in consideration of the economic circumstances, resulting in a significant increase in the loss recorded. Equity in losses of Local Limited Partnerships increased by $(3,000) from the nine months ended December 31, 2007 due to the operations of the underlying Housing Complexes fluctuating from year to year. The distribution income decreased by $(2,000) for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  The Partnership had an increase of $(40,000) in write off of advances to Local Limited Partnerships.  During the nine months ended December 31, 2008 two Local Limited Partnerships were experiencing operational issues and the Partnership advanced approximately $40,000 to the Local Limited Partnership and reserved for it in the same period. No such advances were needed by Local Limited Partnerships during the nine months ended December 31, 2007. The amortization expense decreased by $17,000 due to the fact that some of the acquisition costs and fees were fully amortized prior to the nine months ended December 31, 2008.

Capital Resources and Liquidity

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007  Net cash used during the three months ended June 30, 2008 was $(9,000), compared to net cash used during the three months ended June 30, 2007 of $(10,000).  During the three months ended June 30, 2008, the Partnership paid $9,000 to one of the Local Limited Partnership as the capital contribution compared to no such payment during the three months ended June 30, 2007. During the three months ended June 30, 2007, the Partnership paid asset management fee of $10,000 to the General Partner, compared to no payment during the three months ended June 30, 2008.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007  Net cash used during the six months ended September 30, 2008 was $(75,000) compared to net cash used during the six months ended September 30, 2007 of $(19,000).  During the six months ended September 30, 2008, the Partnership paid $50,000 in operating expense reimbursements to the General Partner or an affiliate compared to $6,000 being paid during the six months ended September 30, 2007.  Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements will be paid to the General Partner or affiliate. During the six months ended September 30, 2008, the Partnership paid $9,000 to one of the Local Limited Partnership as the capital contribution compared to $4,000 being paid during the six months ended September 30, 2007. During the six months ended September 30, 2008, the Partnership advanced $5,000 to one of the Local Limited Partnership for its operating expense compared to no such payment during the six months ended September 30, 2007. The distribution income decreased by $(2,000) for the six months ended September 30, 2008 compared to the six months ended September 30, 2007. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007  Net cash used during the nine months ended December 31, 2008 was $(114,000) compared to net cash used during the nine months ended December 31, 2007 of $(28,000).  The Partnership reimbursed $50, 000 of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2008 compared to $9,000 being reimbursed during the nine months ended December 31, 2007. Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements will be paid to the General Partner or affiliate. During the nine months ended December 31, 2008, the Partnership paid $9,000 to one of the Local Limited Partnerships as the capital contribution compared to $10,000 being paid during the nine months ended December 31, 2007. During the nine months ended December 31, 2008, the Partnership advanced $40,000 to two of the Local Limited Partnerships for their operating expenses compared to no such payment during the nine months ended December 3, 2007.The distribution income decreased by $(2,000) for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2008, September 30, 2008 and December 31, 2008, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased (decreased) by $18,000, $(26,000) and $(4,000), respectively, as compared to March 31, 2008. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2012.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it will not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and will have no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption will not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies. The adoption of the Codification will not have a material impact on the Partnership’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4. Controls and Procedures

(a)           Disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the periods covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date: December 12, 2011