Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2011-12-12
CIK 1037156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

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

Yes  ___ No       X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ___ No        X

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
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2009
For the quarterly period ended September 30, 2009
For the quarterly period ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2009 and 2008	4
	For the Three and Six Months Ended September 30, 2009 and 2008	5
	For the Three and Nine Months Ended December 31, 2009 and 2008	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2009	7
	For the Six Months Ended September 30, 2009	7
	For the Nine Months Ended December 31, 2009	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2009 and 2008	8
	For the Six Months Ended September 30, 2009 and 2008	9
	For the Nine Months Ended December 31, 2009 and 2008	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	(Removed and Reserved)	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009
ASSETS
Cash and cash equivalents	$66,802	$54,563	$52,043	$76,285
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,124,908	1,048,681	975,646	2,177,347

Total Assets	$1,191,710	$1,103,244	$1,027,689	$2,253,632

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnership (Note 5)	$836	$836	$-	$836
Accrued fees and expenses due to General Partner and affiliates (Note 3)	181,562	191,466	246,235	168,296

Total Liabilities	182,398	192,302	246,235	169,132

Partners’ Equity (Deficit):
General Partner	(194,386)	(195,370)	(196,664)	(183,634)
Limited Partners (25,000 Partnership Units authorized; 20,500 Partnership Units issued and outstanding)	1,203,698	1,106,312	978,118	2,268,134

Total Partners’ Equity (Deficit)	1,009,312	910,942	781,454	2,084,500

Total Liabilities and Partners’ Equity (Deficit)	$1,191,710	$1,103,244	$1,027,689	$2,253,632

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	Three Months	Three Months

Reporting fees	$500	$-

Total operating income	500	-

Operating expenses and loss:
Amortization (Note 2)	3,915	10,852
Asset management fees (Note 3)	15,973	15,973
Impairment loss	881,075	2,478,172
Accounting and legal fees	5,368	65
Other	1,925	2,418

Total operating expenses and loss	908,256	2,507,480

Loss from operations	(907,756)	(2,507,480)

Equity in losses of Local Limited Partnerships (Note 2)	(167,449)	(248,779)

Interest income	17	83

Net loss	$(1,075,188)	$(2,756,176)

Net loss allocated to:
General Partner	$(10,752)	$(27,562)

Limited Partners	$(1,064,436)	$(2,728,614)

Net loss per Partnership Unit	$(52)	$(134)

Outstanding weighted Partnership Units	20,500	20,500

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$750	$1,250	$8,398	$8,398

Total operating income	750	1,250	8,398	8,398

Operating expenses and loss:
Amortization (Note 2)	2,522	6,437	3,915	14,767
Asset management fees (Note 3)	15,973	31,946	15,973	31,946
Impairment loss	-	881,075	-	2,478,172
Accounting and legal fees	3,150	8,518	5,269	5,334
Write off of advances to Local Limited Partnerships	3,000	3,000	4,831	4,831
Other	781	2,706	3,976	6,394

Total operating expenses and loss	25,426	933,682	33,964	2,541,444

Loss from operations	(24,676)	(932,432)	(25,566)	(2,533,046)

Equity in losses of Local Limited	(73,705)	(241,154)	(180,750)	(429,529)
Partnerships (Note 2)

Interest income	11	28	413	496

Net loss	$(98,370)	$(1,173,558)	$(205,903)	$(2,962,079)

Net loss allocated to:
General Partner	$(984)	$(11,736)	$(2,059)	$(29,621)

Limited Partners	$(97,386)	$(1,161,822)	$(203,844)	$(2,932,458)

Net loss per Partnership Unit	$(5)	$(57)	$(10)	$(143)

Outstanding weighted Partnership Units	20,500	20,500	20,500	20,500

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2009 and 2008
 (Unaudited)

	2009		2008
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$1,250	$-	$8,398

Total operating income	-	1,250	-	8,398

Operating expenses and loss:
Amortization (Note 2)	2,522	8,959	3,915	18,682
Asset management fees (Note 3)	15,973	47,919	15,973	47,919
Impairment loss	-	881,075	-	2,478,172
Accounting and legal fees	524	9,042	9,228	14,562
Write off of advances to Local Limited Partnerships	36,690	39,690	35,196	40,027
Other	3,272	5,978	632	7,026

Total operating expenses and loss	58,981	992,663	64,944	2,606,388

Loss from operations	(58,981)	(991,413)	(64,944)	(2,597,990)

Equity in losses of Local Limited
Partnerships (Note 2)	(70,513)	(311,667)	(180,750)	(610,279)

Interest income	6	34	34	530

Net loss	$(129,488)	$(1,303,046)	$(245,660)	$(3,207,739)

Net loss allocated to:
General Partner	$(1,295)	$(13,030)	$(2,456)	$(32,077)

Limited Partners	$(128,193)	$(1,290,016)	$(243,204)	$(3,175,662)

Net loss per Partnership Unit	$(6)	$(63)	$(12)	$(155)

Outstanding weighted Partnership Units	20,500	20,500	20,500	20,500

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2009, Six Months Ended September 30, 2009
 and Nine Months Ended December 31, 2009
 (Unaudited)

For the Three Months Ended June 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(183,634)	$2,268,134	$2,084,500

Net loss	(10,752)	(1,064,436)	(1,075,188)

Partners’ equity (deficit) at June 30, 2009	$(194,386)	$1,203,698	$1,009,312

For the Six Months Ended September 30, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(183,634)	$2,268,134	$2,084,500

Net loss	(11,736)	(1,161,822)	(1,173,558)

Partners’ equity (deficit) at September 30, 2009	$(195,370)	$1,106,312	$910,942

For the Nine Months Ended December 31, 2009
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(183,634)	$2,268,134	$2,084,500

Net loss	(13,030)	(1,290,016)	(1,303,046)

Partners’ equity (deficit) at December 31, 2009	$(196,664)	$978,118	$781,454

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,075,188)	$(2,756,176)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	3,915	10,852
Equity in losses of Local Limited Partnerships	167,449	248,779
Impairment loss	881,075	2,478,172
Increase in accrued fees and expenses due to
General Partner and affiliates	13,266	18,456

Net cash provided by (used in) operating activities	(9,483)	83

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(8,892)

Net cash used in investing activities	-	(8,892)

Net decrease in cash and cash equivalents	(9,483)	(8,809)

Cash and cash equivalents, beginning of period	76,285	237,559

Cash and cash equivalents, end of period	$66,802	$228,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,173,558)	$(2,962,079)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	6,437	14,767
Equity in losses of Local Limited Partnerships	241,154	429,529
Impairment loss	881,075	2,478,172
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	23,170	(26,325)

Net cash used in operating activities	(21,722)	(65,936)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(8,892)
Advances to Local Limited Partnerships	(3,000)	(4,831)
Write of off advances to Local Limited Partnerships	3,000	4,831

Net cash used in investing activities	-	(8,892)

Net decrease in cash and cash equivalents	(21,722)	(74,828)

Cash and cash equivalents, beginning of period	76,285	237,559

Cash and cash equivalents, end of period	$54,563	$162,731

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,303,046)	$(3,207,739)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	8,959	18,682
Equity in losses of Local Limited Partnerships	311,667	610,279
Impairment loss	881,075	2,478,172
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	77,939	(3,999)
Net cash used in operating activities	(23,406)	(104,605)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(836)	(8,892)
Advances to Local Limited Partnerships	(39,690)	(40,027)
Write off of advances to Local Limited Partnerships	39,690	40,027
Net cash used in investing activities	(836)	(8,892)

Net decrease in cash and cash equivalents	(24,242)	(113,497)

Cash and cash equivalents, beginning of period	76,285	237,559

Cash and cash equivalents, end of period	$52,043	$124,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2009, six months ended September 30, 2009 and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Housing Complexes have completed their 15-year Compliance Period as of December 31, 2009.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2009, on December 31, 2010, the Partnership sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P. (“Trenton”) to the Local General Partner. Trenton was appraised at $335,000 and the outstanding mortgage as of December 31, 2010 was approximately $553,000. The Local Limited Partnership Interest was sold for $20,000 which was paid to the Partnership. The Partnership will use the cash proceeds to pay $14,000 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $6,000 will be retained in reserves for future operating expenses. The Partnership incurred legal expenses of $1,701 prior to the sale. The Partnership’s investment balance was zero at December 31, 2010; therefore a gain of $18,299 was recorded for the three months ended December 31, 2010. No cash distribution will be made to the Limited Partners. The Compliance Period expires in 2013. Due to a surety bond no longer being required, the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was recapture, the maximum exposure would be $421,380 which includes the actual recapture amount and the applicable interest, and equates to $20.56 per Partnership Unit.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2009 and 2008, September 30, 2009 and 2008 and December 31, 2009 and 2008, respectively has been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2009, September 30, 2009 and December 31, 2009 ten, eleven and eleven of the investment accounts in Local Limited Partnerships, respectively, had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, the Partnership had $45,530, $45,541, $45,547 and $45,516, respectively, in cash equivalents.

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2009 and 2008 was $3,915 and $10,852, respectively.  For the six months ended September 30, 2009 and 2008, amortization expense was $6,437 and $14,767, respectively, and for the nine months ended December 31, 2009 and 2008, amortization expense was $8,959 and $18,682, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2009 and 2008, the impairment loss related to investments in Local Limited Partnerships was $769,644 and $1,839,550, respectively.  For the six months ended September 30, 2009 and 2008 the impairment loss related to investments in Local Limited Partnerships was $769,644 and $1,839,550, respectively and for the nine months ended December 31, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $769,644 and $1,839,550, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments.  For the three months ended June 30, 2009 and 2008, the impairment loss was $111,431 and $638,622, respectively.  For the six months ended September 30, 2009 and 2008 the impairment loss was $111,431 and $638,622, respectively and for the nine months ended December 31, 2009 and 2008, impairment loss was $111,431 and $638,622, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$2,177,347	$5,495,018
Equity in losses of Local Limited Partnerships	(167,449)	(816,902)
Amortization of paid acquisition fees and costs	(3,915)	(22,597)
Impairment loss	(881,075)	(2,478,172)
Investments per balance sheet, end of period	$1,124,908	$2,177,347

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$2,177,347	$5,495,018
Equity in losses of Local Limited Partnerships	(241,154)	(816,902)
Amortization of paid acquisition fees and costs	(6,437)	(22,597)
Impairment loss	(881,075)	(2,478,172)
Investments per balance sheet, end of period	$1,048,681	$2,177,347

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$2,177,347	$5,495,018
Equity in losses of Local Limited Partnerships	(311,667)	(816,902)
Amortization of paid acquisition fees and costs	(8,959)	(22,597)
Impairment loss	(881,075)	(2,478,172)
Investments per balance sheet, end of period	$975,646	$2,177,347

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$923,210	$1,860,303
Acquisition fees and costs, net of accumulated amortization of $0 and $11,744	201,698	317,044
Investments per balance sheet, end of period	$1,124,908	$2,177,347

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$849,505	$1,860,303
Acquisition fees and costs, net of accumulated amortization of $2,522 and $11,744	199,176	317,044
Investments per balance sheet, end of period	$1,048,681	$2,177,347

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$778,992	$1,860,303
Acquisition fees and costs, net of accumulated amortization of $5,044 and $11,744	196,654	317,044
Investments per balance sheet, end of period	$975,646	$2,177,347

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$789,000	$800,000
Expenses:
Interest expense	148,000	157,000
Depreciation and amortization	295,000	293,000
Operating expenses	602,000	778,000
Total expenses	1,045,000	1,228,000

Net loss	$(256,000)	$(428,000)
Net loss allocable to the Partnership	$(243,000)	$(405,000)
Net loss recorded by the Partnership	$(167,000)	$(249,000)

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$1,579,000	$1,599,000
Expenses:
Interest expense	297,000	314,000
Depreciation and amortization	589,000	586,000
Operating expenses	1,204,000	1,555,000
Total expenses	2,090,000	2,455,000

Net loss	$(511,000)	$(856,000)
Net loss allocable to the Partnership	$(487,000)	$(810,000)
Net loss recorded by the Partnership	$(241,000)	$(430,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008
Revenues	$2,368,000	$2,399,000
Expenses:
Interest expense	445,000	470,000
Depreciation and amortization	883,000	879,000
Operating expenses	1,807,000	2,333,000
Total expenses	3,135,000	3,682,000

Net loss	$(767,000)	$(1,283,000)
Net loss allocable to the Partnership	$(730,000)	$(1,214,000)
Net loss recorded by the Partnership	$(312,000)	$(610,000)

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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
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
For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and
December 31, 2009
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,435,000 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0, $2,522, $5,044 and $454,894 as of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)
Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships.  These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $111,334 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of the acquisition costs were $111,334 as of the end of all periods presented.

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $15,973 were incurred during each of the three months ended June 30, 2009 and 2008. For each of the six months ended September 30, 2009 and 2008, the Partnership incurred asset management fees of $31,946. For each of the nine months ended December 31, 2009 and 2008, the Partnership incurred asset management fees of $47,919. The Partnership paid the General Partner or its affiliates $10,000 and $0 of those fees during the three months ended June 30, 2009 and 2008, respectively. For the six months ended September 30, 2009 and 2008 the Partnership paid $10,000 and $20,000, respectively, of those fees.  For the nine months ended December 31, 2009 and 2008 the Partnership paid $10,000 and $20,000, respectively, of those fees.

(d)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $0 during each of the three months ended June 30, 2009 and 2008. For the six months ended September 30, 2009 and 2008 the Partnership reimbursed $10,000 and $50,000, respectively. For the nine months ended December 31 2009 and 2008 the Partnership reimbursed $10,000 and $50,000, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2008, September 30, 2008 and
December 31, 2008
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009

Asset management fee payable	$140,129	$156,102	$172,075	$134,156
Advances made to the Partnership from the General Partner or affiliates	-	-	35,000	-
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	41,433	35,364	39,160	34,140
Total	$181,562	$191,466	$246,235	$168,296

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounting to $836, $836, $0 and $836 at June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements.  These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to December 31, 2009, on December 31, 2010, the Partnership sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P. (“Trenton”) to the Local General Partner. Trenton was appraised at $335,000 and the outstanding mortgage as of December 31, 2010 was approximately $553,000. The Local Limited Partnership Interest was sold for $20,000 which was paid to the Partnership. The Partnership will use the cash proceeds to pay $14,000 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $6,000 will be retained in reserves for future operating expenses. The Partnership incurred legal expenses of $1,701 prior to the sale. The Partnership’s investment balance was zero at December 31, 2010; therefore a gain of $18,299 was recorded for the three months ended December 31, 2010. No cash distribution will be made to the Limited Partners. The Compliance Period expires in 2013. Due to a surety bond no longer being required, the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was recapture, the maximum exposure would be $421,380 which includes the actual recapture amount and the applicable interest, and equates to $20.56 per Partnership Unit.

Subsequent to December 31, 2009, the Partnership was notified by legal counsel that the Local General Partner of UD 97.0 is being sued for being in default of past due property taxes. See Note 2 to the financial statements for more information on UD 97.0.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, the three and six months ended September 30, 2009 and 2008, and the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2009 consisted of $67,000 in cash and cash equivalents, and aggregate investments in fifteen Local Limited Partnerships of $1,125,000. Liabilities at June 30, 2009 consisted of $1,000 of payables to Local Limited Partnerships and $182,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at September 30, 2009 consisted of $55,000 in cash and cash equivalents, and aggregate investments in fifteen Local Limited Partnerships of $1,049,000. Liabilities at September 30, 2009 consisted of consisted of $1,000 of payables to Local Limited Partnerships and $191,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at December 31, 2009 consisted of $52,000 in cash and cash equivalents, and aggregate investments in fifteen Local Limited Partnerships of $976,000. Liabilities at December 31, 2009 consisted of $246,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008   The Partnership's net loss for the three months ended June 30, 2009 was $(1,075,000), reflecting a decrease of approximately $1,681,000 from the net loss of $(2,756,000) for the three months ended June 30, 2008. Equity in losses of Local Limited Partnerships decreased by $81,000 for the three months ended June 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year. There was a decrease of $1,597,000 in impairment loss for the three months ended June 30, 2009. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments.  The amortization decreased by $7,000 for the three month ended June 30, 2009 compared to the three months ended June 30, 2008. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recoded against the intangibles, the amortization expense for future periods is decreased. The accounting and legal fees increased by $(5,000) for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to the timing of the accounting work performed.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 The Partnership's net loss for the three months ended September 30, 2009 was $(98,000), reflecting a decrease of approximately $108,000 from the net loss of $(206,000) for the three months ended September 30, 2008. Equity in losses of Local Limited Partnerships decreased by $107,000 for the three months ended September 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The accounting and legal fees decreased by $2,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the timing of the accounting work performed.  The amortization expense decreased by $1,000 for the three months ended September 30, 2009. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recoded against the intangibles, the amortization expense for future periods is decreased. The reporting fees decreased by $(8,000) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Write off of advances to Local Limited Partnerships decreased by $2,000 for the three months ended September 30, 2009. Advances made vary from period to period based on the operations and needs of the Local Limited Partnerships.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008  The Partnership's net loss for the six months ended September 30, 2009 was $(1,174,000), reflecting a decrease of approximately $1,788,000 from the net loss of $(2,962,000) for the six months ended September 30, 2008. The decrease was primarily due to a decrease of $1,597,000 in impairment loss for the six months ended September 30, 2009. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments.  Equity in losses of Local Limited Partnerships decreased by $188,000 from the six months ended September 30, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The reporting fees decreased by $(7,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The accounting and legal fees increased by $(3,000) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the timing of the accounting work performed. The amortization expense decreased by $8,000 for the six months ended September 30, 2009. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recoded against the intangibles, the amortization expense for future periods is decreased. Write off of advances to Local Limited Partnerships decreased by $2,000 for the six months ended September 30, 2009. Advances made vary from period to period based on the operations and needs of the Local Limited Partnerships.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008  The Partnership's net loss for the three months ended December 31, 2009 was $(130,000), reflecting a decrease of approximately $116,000 from the net loss of $(246,000) for the three months ended December 31, 2008. Equity in losses of Local Limited Partnerships decreased by $110,000 from the three months ended December 31, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year. There was an increase of $(1,000) in write off of advances to Local Limited Partnerships for the three months ended December 31, 2009.  Advances made vary from period to period based on the operations and needs of the Local Limited Partnerships. The amortization expense decreased by $1,000 for the three months ended December 31, 2009.  The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recoded against the intangibles, the amortization expense for future periods is decreased. The accounting and legal fees decreased by $9,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 due to the timing of the accounting work performed.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  The Partnership's net loss for the nine months ended December 31, 2009 was $(1,303,000), reflecting a decrease of approximately $1,905,000 from the net loss of $(3,208,000) for the nine months ended December 31, 2008. There was a $1,597,000 decrease in impairment loss for the nine months ended December 31, 2009. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments.  Equity in losses of Local Limited Partnerships decreased by $299,000 from the nine months ended December 31, 2008 due to the operations of the underlying Housing Complexes fluctuating from year to year. The reporting fee income decreased by $(7,000) for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The amortization expense decreased by $10,000 for the six months ended December 31, 2009. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recoded against the intangibles, the amortization expense for future periods is decreased. The accounting and legal fees decreased by $6,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 due to the timing of the accounting work performed.

Capital Resources and Liquidity

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008  Net cash and cash equivalents used during each of the three months ended June 30, 2009 and 2008 was $(9,000).  During the three months ended June 30, 2008, the Partnership paid $9,000 of capital contributions to a Local Limited Partnership compared to no such payment made during the three months ended June 30, 2009. During the three months ended June 30, 2009, the Partnership paid accrued asset management fees of $10,000 to the General Partner or an affiliate, compared to no such payment made during the three months ended June 30, 2008.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008  Net cash and cash equivalents used during the six months ended September 30, 2009 was $(22,000) compared to net cash and cash equivalents used during the six months ended September 30, 2008 of $(75,000).  During the six months ended September 30, 2009, the Partnership paid $10,000 in operating expense reimbursements to the General Partner or an affiliate compared to $50,000 reimbursed during the six months ended September 30, 2008.  During the six months ended September 30, 2009, the Partnership paid $10,000 in accrued asset management fees to the General Partner or an affiliate compared to $20,000 paid during the six months ended September 30, 2008. Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements and accrued asset management fees will be paid to the General Partner or an affiliate. During the six months ended September 30, 2008, the Partnership paid $9,000 of capital contributions to a Local Limited Partnership compared to no such payments during the six months ended September 30, 2009. During the six months ended September 30, 2009, the Partnership advanced $3,000 to one of the Local Limited Partnerships for its operating expenses compared to $5,000 advanced during the six months ended September 30, 2008 as discussed above. The reporting fee income decreased by $(7,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008  Net cash and cash equivalents used during the nine months ended December 31, 2009 was $(24,000) compared to net cash and cash equivalents used during the nine months ended December 31, 2008 of $(113,000).  The Partnership reimbursed $10,000 of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2009 compared to $50,000 reimbursed during the nine months ended December 31, 2008. During the nine months ended December 31, 2009, the Partnership paid $10,000 in accrued asset management fees to the General Partner or an affiliate compared to $20,000 paid during the nine months ended December 31, 2008. Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliate. During the nine months ended December 31, 2008, the Partnership paid $9,000 of capital contributions to a Local Limited Partnership compared to $1,000 during the nine months ended December 31, 2009. The distribution income decreased by $(7,000) for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the three, six and nine months ended June 30, 2009, September 30, 2009 and December 31, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $13,000, $23,000 and $78,000, respectively, as compared to March 31, 2009. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2012.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption does not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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