Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2011-12-12
CIK 1037156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
For the quarterly period ended September 30, 2010
For the quarterly period ended December 31, 2010

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

Yes         No     X

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
(A California Limited Partnership)
INDEX TO FORM 10-Q
 For the quarterly period ended June 30, 2010
For the quarterly period ended September 30, 2010
For the quarterly period ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2010 and 2009	4
	For the Three and Six Months Ended September 30, 2010 and 2009	5
	For the Three and Nine Months Ended December 31, 2010 and 2009	6

	Condensed Statements of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2010	7
	For the Six Months Ended September 30, 2010	7
	For the Nine Months Ended December 31, 2010	7

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2010 and 2009	8
	For the Six Months Ended September 30, 2010 and 2009	9
	For the Nine Months Ended December 31, 2010 and 2009	10

	Notes to Condensed Financial Statements	11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	(Removed and Reserved)	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2010
ASSETS
Cash and cash equivalents	$7,020	$11,079	$27,543	$54,759
Investments in Local Limited Partnerships, net (Notes 2 and 3)	473,062	422,610	372,158	899,903

Total Assets	$480,082	$433,689	$399,701	$954,662

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accounts payable	$-	$-	$1,701	$-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	232,753	253,678	236,598	264,747

Total Liabilities	232,753	253,678	238,299	264,747

Partners’ Equity (Deficit):
General Partner	(202,006)	(202,679)	(168,215)	(197,580)
Limited Partners (25,000 Partnership Units authorized; 20,500 Partnership Units issued and outstanding)	449,335	382,690	329,617	887,495

Total Partners’ Equity (Deficit)	247,329	180,011	161,402	689,915

Total Liabilities and Partners’ Equity (Deficit)	$480,082	$433,689	$399,701	$954,662

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
	Three Months	Three Months

Reporting fees	$2,250	$500

Total operating income	2,250	500

Operating expenses and loss:
Amortization (Note 2)	2,522	3,915
Asset management fees (Note 3)	15,973	15,973
Impairment loss	365,384	881,075
Accounting and legal fees	91	5,368
Other	1,942	1,925

Total operating expenses and loss	385,912	908,256

Loss from operations	(383,662)	(907,756)

Equity in losses of Local Limited Partnerships (Note 2)	(58,935)	(167,449)

Interest income	11	17

Net loss	$(442,586)	$(1,075,188)

Net loss allocated to:
General Partner	$(4,426)	$(10,752)

Limited Partners	$(438,160)	$(1,064,436)

Net loss per Partnership Unit	$(21)	$(52)

Outstanding weighted Partnership Units	20,500	20,500

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2010 and 2009
 (Unaudited)

	2010		2009
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$1,350	$3,600	$750	$1,250
Distribution income	2,708	2,708	-	-

Total operating income	4,058	6,308	750	1,250

Operating expenses and loss:
Amortization (Note 2)	1,601	4,123	2,522	6,437
Asset management fees (Note 3)	15,973	31,946	15,973	31,946
Impairment loss	-	365,384	-	881,075
Accounting and legal fees	4,657	4,748	3,150	8,518
Write off of advances to Local Limited Partnerships	-	-	3,000	3,000
Other	295	2,237	781	2,706

Total operating expenses and loss	22,526	408,438	25,426	933,682

Loss from operations	(18,468)	(402,130)	(24,676)	(932,432)

Equity in losses of Local Limited	(48,851)	(107,786)	(73,705)	(241,154)
Partnerships (Note 2)

Interest income	1	12	11	28

Net loss	$(67,318)	$(509,904)	$(98,370)	$(1,173,558)

Net loss allocated to:
General Partner	$(673)	$(5,099)	$(984)	$(11,736)

Limited Partners	$(66,645)	$(504,805)	$(97,386)	$(1,161,822)

Net loss per Partnership Unit	$(3)	$(25)	$(5)	$(57)

Outstanding weighted Partnership Units	20,500	20,500	20,500	20,500

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2010 and 2009
 (Unaudited)

	2010		2009
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$3,600	$-	$1,250
Distribution income	-	2,708	-	-

Total operating income	-	6,308	-	1,250

Operating expenses and loss:
Amortization (Note 2)	1,601	5,724	2,522	8,959
Asset management fees (Note 3)	15,973	47,919	15,973	47,919
Impairment loss	-	365,384	-	881,075
Accounting and legal fees	435	5,183	524	9,042
Write off of advances to Local Limited Partnerships	3,535	3,535	36,690	39,690
Other	1,513	3,750	3,272	5,978

Total operating expenses and loss	23,057	431,495	58,981	992,663

Loss from operations	(23,057)	(425,187)	(58,981)	(991,413)

Equity in losses of Local Limited
Partnerships (Note 2)	(48,851)	(156,637)	(70,513)	(311,667)
Gain on sale of Local Limited Partnership	18,299	18,299	-	-
Interest income	-	12	6	34

Net loss	$(53,609)	$(563,513)	$(129,488)	$(1,303,046)

Net loss allocated to:
General Partner	$(536)	$(5,635)	$(1,295)	$(13,030)

Limited Partners	$(53,073)	$(557,878)	$(128,193)	$(1,290,016)

Net loss per Partnership Unit	$(3)	$(27)	$(6)	$(63)

Outstanding weighted Partnership Units	20,500	20,500	20,500	20,500

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
For the Three Months Ended June 30, 2010, Six Months Ended September 30, 2010
 and Nine Months Ended December 31, 2010
 (Unaudited)
For the Three Months Ended June 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(197,580)	$887,495	$689,915

Net loss	(4,426)	(438,160)	(442,586)

Partners’ equity (deficit) at June 30, 2010	$(202,006)	$449,335	$247,329

For the Six Months Ended September 30, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(197,580)	$887,495	$689,915

Net loss	(5,099)	(504,805)	(509,904)

Partners’ equity (deficit) at September 30, 2010	$(202,679)	$382,690	$180,011

For the Nine Months Ended December 31, 2010
	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(197,580)	$887,495	$689,915

Contributions (Note 4)	35,000	-	35,000

Net loss	(5,635)	(557,878)	(563,513)

Partners’ equity (deficit) at December 31, 2010	$(168,215)	$329,617	$161,402

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(442,586)	$(1,075,188)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	2,522	3,915
Equity in losses of Local Limited Partnerships	58,935	167,449
Impairment loss	365,384	881,075
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(31,994)	13,266

Net cash used in operating activities	(47,739)	(9,483)

Net decrease in cash and cash equivalents	(47,739)	(9,483)

Cash and cash equivalents, beginning of period	54,759	76,285

Cash and cash equivalents, end of period	$7,020	$66,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(509,904)	$(1,173,558)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	4,123	6,437
Equity in losses of Local Limited Partnerships	107,786	241,154
Impairment loss	365,384	881,075
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(11,069)	23,170

Net cash used in operating activities	(43,680)	(21,722)

Cash flows from investing activities:
Advances to Local Limited Partnerships	-	(3,000)
Write of advances to Local Limited Partnerships	-	3,000

Net cash used in investing activities	-	-

Net decrease in cash and cash equivalents	(43,680)	(21,722)

Cash and cash equivalents, beginning of period	54,759	76,285

Cash and cash equivalents, end of period	$11,079	$54,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(563,513)	$(1,303,046)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	5,724	8,959
Equity in losses of Local Limited Partnerships	156,637	311,667
Gain on sale of Local Limited Partnership	(18,299)	-
Impairment loss	365,384	881,075
Increase in accounts payable	1,071	-
Increase in accrued fees and expenses due to
General Partner and affiliates	6,851	77,939
Net cash used in operating activities	(45,515)	(23,406)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(836)
Net proceeds from sale of Local Limited Partnership	18,299	-
Advances to Local Limited Partnerships	(3,535)	(39,690)
Write off of advances to Local Limited Partnerships	3,535	39,690
Net cash provided by (used in) investing activities	18,299	(836)

Net decrease in cash and cash equivalents	(27,216)	(24,242)

Cash and cash equivalents, beginning of period	54,759	76,285

Cash and cash equivalents, end of period	$27,543	$52,043

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-

Significant noncash investing and financing activities:
General Partner equity balance was increased and accrued fees and expenses due to General Partner and affiliates was decreased as a result of forgiveness of debt by the General Partner.	$35,000	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2010, six months ended September 30, 2010 and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Housing Complexes have completed their 15-year Compliance Period as of December 31, 2010.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On December 31, 2010, the Partnership sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P. (“Trenton”) to the Local General Partner.  Trenton was appraised at $335,000 and the outstanding mortgage as of December 31, 2010 was approximately $553,000. The Local Limited Partnership Interest was sold for $20,000 which was paid to the Partnership.  The Partnership will use the cash proceeds to pay $14,000 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $6,000 will be retained in reserves for future operating expenses.  The Partnership incurred legal expenses of $1,701 prior to the sale. The Partnership’s investment balance was zero at December 31, 2010; therefore a gain of $18,299 was recorded during the three months ended December 31, 2010.  No cash distribution will be made to the Limited Partners. The Compliance Period expires in 2013. Due to a surety bond no longer being required, the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was recapture, the maximum exposure would be $421,380 which includes the actual recapture amount and the applicable interest, and equates to $20.56 per Partnership Unit.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2010 and 2009, September 30, 2010 and 2009 and December 31, 2010 and 2009, respectively has been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships.  Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, September 30 and December 31, 2010 all except two of the investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, the Partnership had $562, $563, $563 and $45,554, respectively, in cash equivalents.

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2010 and 2009 was $2,522 and $3,915, respectively.  For the six months ended September 30, 2010 and 2009, amortization expense was $4,123 and $6,437, respectively, and for the nine months ended December 31, 2010 and 2009, amortization expense was $5,724 and $8,959, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2010 and 2009, the impairment loss related to investments in Local Limited Partnerships was $295,451 and $769,644, respectively.  For the six months ended September 30, 2010 and 2009 the impairment loss related to investments in Local Limited Partnerships was $295,451 and $769,644, respectively and for the nine months ended December 31, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $295,451 and $769,644, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments.  For the three months ended June 30, 2010 and 2009, the impairment loss was $69,933 and $111,431, respectively.  For the six months ended September 30, 2010 and 2009 the impairment loss was $69,933 and $111,431, and respectively and for the nine months ended December 31, 2010 and 2009, impairment loss was $69,933 and $111,431, and respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, the Partnership owned limited partnership interests in 15, 15, 14, 15 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 608, 608, 576, 608 apartment units, respectively.. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities.  Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$899,903	$2,177,347
Equity in losses of Local Limited Partnerships	(58,935)	(382,180)
Amortization of paid acquisition fees and costs	(2,522)	(11,481)
Impairment loss	(365,384)	(881,075)
Distributions received from Local Limited Partnership	-	(2,708)
Investments per balance sheet, end of period	$473,062	$899,903

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$899,903	$2,177,347
Equity in losses of Local Limited Partnerships	(107,786)	(382,180)
Amortization of paid acquisition fees and costs	(4,123)	(11,481)
Impairment loss	(365,384)	(881,075)
Distributions received from Local Limited Partnership	-	(2,708)
Investments per balance sheet, end of period	$422,610	$899,903

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$899,903	$2,177,347
Equity in losses of Local Limited Partnerships	(156,637)	(382,180)
Amortization of paid acquisition fees and costs	(5,724)	(11,481)
Impairment loss	(365,384)	(881,075)
Distributions received from Local Limited Partnership	-	(2,708)
Investments per balance sheet, end of period	$372,158	$899,903

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$351,385	$705,771
Acquisition fees and costs, net of accumulated amortization of $0 and $7,565	121,677	194,132
Investments per balance sheet, end of period	$473,062	$899,903

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$302,534	$705,771
Acquisition fees and costs, net of accumulated amortization of $1,601 and $7,565	120,076	194,132
Investments per balance sheet, end of period	$422,610	$899,903

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$253,683	$705,771
Acquisition fees and costs, net of accumulated amortization of $3,202 and $7,565	118,475	194,132
Investments per balance sheet, end of period	$372,158	$899,903

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$826,000	$789,000
Expenses:
Interest expense	139,000	148,000
Depreciation and amortization	297,000	295,000
Operating expenses	590,000	602,000
Total expenses	1,026,000	1,045,000

Net loss	$(200,000)	$(256,000)
Net loss allocable to the Partnership	$(195,000)	$(243,000)
Net loss recorded by the Partnership	$(59,000)	$(167,000)

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$1,652,000	$1,579,000
Expenses:
Interest expense	278,000	297,000
Depreciation and amortization	594,000	589,000
Operating expenses	1,180,000	1,204,000
Total expenses	2,052,000	2,090,000

Net loss	$(400,000)	$(511,000)
Net loss allocable to the Partnership	$(390,000)	$(487,000)
Net loss recorded by the Partnership	$(108,000)	$(241,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Revenues	$2,450,000	$2,368,000
Expenses:
Interest expense	416,000	445,000
Depreciation and amortization	871,000	883,000
Operating expenses	1,752,000	1,807,000
Total expenses	3,039,000	3,135,000

Net loss	$(589,000)	$(767,000)
Net loss allocable to the Partnership	$(573,000)	$(730,000)
Net loss recorded by the Partnership	$(157,000)	$(312,000)

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
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

Wells Fargo has not dropped the lawsuit and UD 97.0 continues to be in default to Wells Fargo.   The Partnership’sinvestment in this Local Limited Partnership was $0 as of the date of this report.

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
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)
Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  As of all periods presented, the Partnership incurred cumulative acquisition fees of $1,435,000 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0, $1,601, $3,202 and $7,565 as of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

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

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $15,973 were incurred during each of the three months ended June 30, 2010 and 2009. For each of the six months ended September 30, 2010 and 2009, the Partnership incurred asset management fees of $31,946. For each of the nine months ended December 31, 2010 and 2009, the Partnership incurred asset management fees of $47,919. The Partnership paid the General Partner or its affiliates $30,000 and $10,000 of those fees during the three months ended June 30, 2010 and 2009, respectively. For the six months ended September 30, 2010 and 2009 the Partnership paid $30,000 and $10,000, respectively, of those fees.  For the nine months ended December 31, 2010 and 2009 the Partnership paid $30,000 and $10,000, respectively, of those fees.

(d)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $20,000 and $0 during the three months ended June 30, 2010 and 2009, respectively For the six months ended September 30, 2010 and 2009 the Partnership reimbursed $20,000 and $10,000, respectively. For the nine months ended December 31 2010 and 2009 the Partnership reimbursed approximately $20,000 and $10,000, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and
December 31, 2010
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2010

Asset management fee payable	$174,021	$189,994	$205,967	$188,048
Advances made to the Partnership from the General Partner or affiliates	35,000	35,000	-	35,000
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	23,732	28,684	30,631	41,699
Total	$232,753	$253,678	$236,598	$264,747

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - CAPITAL CONTRIBUTIONS

During the nine months ended December 31, 2010, the Partnership was relieved of debt owed to the General Partner totaling $35,000. During the year ended March 31, 2010, the General Partner paid expenses on behalf of the Partnership. The advances were deemed to be uncollectible by the General Partner, and as such, the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner to the Partnership and as such it is reflected in the statement of partners’ equity (deficit) in the Partnership’s financial statements.

NOTE 5- SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Partnership was notified by legal counsel that the Local General Partner of UD 97.0 is being sued for being in default of past due property taxes. See Note 2 to the financial statements for more information on UD 97.0.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, the three and six months ended September 30, 2010 and 2009, and the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $7,000 in cash and cash equivalents, and aggregate investments in fifteen Local Limited Partnerships of $473,000. Liabilities at June 30, 2010 consisted of $233,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at September 30, 2010 consisted of $11,000 in cash and cash equivalents, and aggregate investments in fifteen Local Limited Partnerships of $423,000. Liabilities at September 30, 2010 consisted of $254,000 of accrued fees and expenses due to General Partner and affiliates.

The Partnership’s assets at December 31, 2010 consisted of $28,000 in cash and cash equivalents, and aggregate investments in fourteen Local Limited Partnerships of $372,000. Liabilities at December 31, 2010 consisted of $237,000 of accrued fees and expenses due to General Partner and affiliates and $2,000 of accounts payable.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009   The Partnership's net loss for the three months ended June 30, 2010 was $(443,000), reflecting a decrease of approximately $632,000 from the net loss of $(1,075,000) for the three months ended June 30, 2009. Equity in losses of Local Limited Partnerships decreased by $109,000 for the three months ended June 30, 2010 due to the operations of the underlying Housing Complexes fluctuating from year to year. There was a decrease of $516,000 in impairment loss for the three months ended June 30, 2010.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. The amortization decreased by $1,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recoded against the intangibles, the amortization expense for future periods is decreased. The accounting and legal fees decreased by $5,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the timing of the accounting work performed. The reporting fees increased by $2,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 The Partnership's net loss for the three months ended September 30, 2010 was $(67,000), reflecting a decrease of approximately $31,000 from the net loss of $(98,000) for the three months ended September 30, 2009. Equity in losses of Local Limited Partnerships decreased by $25,000 for the three months ended September 30, 2010 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The accounting and legal fees increased by $(2,000) for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the timing of the accounting work performed.  The amortization expense decreased by $1,000 for the three months ended September 30, 2010. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recoded against the intangibles, the amortization expense for future periods is decreased. Write off of advances to Local Limited Partnerships decreased by $3,000 for the three months ended September 30, 2010. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The total operating income increased by $3,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Local Limited Partnerships pay reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009  The Partnership's net loss for the six months ended September 30, 2010 was $(510,000), reflecting a decrease of approximately $664,000 from the net loss of $(1,174,000) for the six months ended September 30, 2009. The decrease was primarily due to a decrease of $516,000 in impairment loss for the six months ended September 30, 2010. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships decreased by $133,000 from the six months ended September 30, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year.  The total operating income increased by $5,000 for the six months ended September 30, 2010 compared to the six months ended September 30, 2009. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The accounting and legal fees decreased by $4,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the timing of the accounting work performed. The amortization expense decreased by $2,000 for the six months ended September 30, 2010. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recoded against the intangibles, the amortization expense for future periods is decreased. Write off of advances to Local Limited Partnerships decreased by $3,000 for the six months ended September 30, 2010. The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009  The Partnership’s net loss for the three months ended December 31, 2010 was $(54,000), reflecting a decrease of approximately $76,000 from the $(130,000) net loss experienced for the three months ended December 31, 2009.  Equity in losses of Local Limited Partnerships decreased by $22,000 for the three months ended December 31, 2010 due to the operations of the underlying Housing Complexes fluctuating from year to year.  Gain on sale of Local Limited Partnership increased by $18,000 for the three months ended December 31, 2010 due to the sale of a Local Limited Partnership during the three months ended December 31, 2010 compared to no dispositions during the three months ended December 31, 2009.  In addition, there was a $33,000 decrease in write off of advances to Local Limited Partnerships for the three months ended December 31, 2010.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The amortization expense decreased by $1,000 for the three months ended December 31, 2010. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recoded against the intangibles, the amortization expense for future periods is decreased.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009  The Partnership's net loss for the nine months ended December 31, 2010 was $(563,000), reflecting a decrease of approximately $740,000 from the net loss of $(1,303,000) for the nine months ended December 31, 2009. There was a $516,000 decrease in impairment loss for the nine months ended December 31, 2010. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year. Equity in losses of Local Limited Partnerships decreased by $155,000 from the nine months ended December 31, 2009 due to the operations of the underlying Housing Complexes fluctuating from year to year. Gain on sale of Local Limited Partnership increased by $18,000 compared to the nine months ended December 31, 2009 due to the sale of a Local Limited Partnership during the nine months ended December 31, 2010 compared to no dispositions during the nine months ended December 31, 2009. In addition, there was a $36,000 decrease in write off of advances to Local Limited Partnerships for the nine months ended December 31, 2010.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.   The total operating income increased by $5,000 for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The amortization expense decreased by $3,000 for the nine months ended December 31, 2010. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recoded against the intangibles, the amortization expense for future periods is decreased. The accounting and legal fees decreased by $4,000 for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 due to the timing of the accounting work performed.

Capital Resources and Liquidity

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009  Net cash used during the three months ended June 30, 2010 was $(48,000), compared to net cash used during the three months ended June 30, 2009 of $(9,000).  During the three months ended June 30, 2010, the Partnership paid $20,000 in operating expense reimbursements to the General Partner or an affiliate compared to no such payments during the three months ended June 30, 2009.  During the three months ended June 30, 2010, the Partnership paid $30,000 in accrued asset management fees to the General Partner or an affiliate compared to $10,000 paid during the three months ended June 30, 2009. Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliate. The reporting fees increased by $2,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009  Net cash used during the six months ended September 30, 2010 was $(44,000) compared to net cash used during the six months ended September 30, 2009 of $(22,000).  During the six months ended September 30, 2010, the Partnership paid $20,000 in operating expense reimbursements to the General Partner or an affiliate compared to $10,000 paid during the six months ended September 30, 2009.  During the six months ended September 30, 2010, the Partnership paid $30,000 in accrued asset management fees to the General Partner or an affiliate compared to $10,000 paid during the six months ended September 30, 2009. Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliate. During the six months ended September 30, 2009, the Partnership advanced $3,000 to one of the Local Limited Partnerships for its operating expenses compared to no such advances during the six months ended September 30, 2010. Total operating income increased by $5,000 for the six months ended September 30, 2010 compared to the six months ended September 30, 2009. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009  Net cash used during the nine months ended December 31, 2010 was $(27,000) compared to net cash used during the nine months ended December 31, 2009 of $(24,000). The change was largely due to the increase of $18,000 in net proceeds from sale of Local Limited Partnership for the nine months ended December 31, 2010. During the nine months ended December 31, 2010, the Partnership sold one of the Local Limited Partnerships compared to no sales during the nine months ended December 31, 2009.  The Partnership reimbursed $20,000 of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2010 compared to $10,000 reimbursed during the nine months ended December 31, 2009. During the nine months ended December 31, 2010, the Partnership paid $30,000 in accrued asset management fees to the General Partner or an affiliate compared to $10,000 paid during the nine months ended December 31, 2009. Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliate. During the nine months ended December 31, 2009, the Partnership advanced $40,000 to Local Limited Partnerships for their operating expenses compared to $4,000 advanced during the nine months ended December 31, 2010. Total operating income increased by $5,000 for the nine months ended December 31, 2010. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. During the nine months ended December 31, 2009, the Partnership paid $1,000 of capital contributions to a Local Limited Partnership compared to none paid during the nine months ended December 31, 2010.

During the three, six and nine months ended June 30, 2009, September 30, 2009 and December 31, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, decreased by $32,000, $11,000 and $28,000, respectively. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through December 31, 2012.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008 and shall be applied prospectively except for very limited transactions. In February 2009, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership's financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership's financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership's financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is  intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership's accounting policies. The adoption of the Codification did not have a material impact on the Partnership's financial position or results of operations.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2010, September 30, 2010 and December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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