Form 10-Q
period 2011-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2011-12-12
CIK 1037156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ___No _ X __

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

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___No _X__

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of September 30, 2011 and March 31, 2011	4

Condensed Statements of Operations
For the Three and Six Months Ended September 30, 2011 and 2010	5

Condensed Statement of Partners' Equity (Deficit)
For the Six Months Ended September 30, 2011	6

Condensed Statements of Cash Flows
For the Six Months Ended September 30, 2011 and 2010	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risks	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1a. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. (Removed and Reserved)	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS

Cash and cash equivalents	$14,044	$13,544
Investments in Local Limited Partnerships, net (Note 2 and 3)	55,717	339,938

Total Assets	$69,761	$353,482

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$318,546	$269,159

Total Liabilities	318,546	269,159

Partners’ Equity (Deficit):
General Partner	(172,317)	(168,986)
Limited Partners (25,000 Partnership Units authorized;
20,500 Partnership Units issued and outstanding)	(76,468)	253,309

Total Partners’ Equity (Deficit)	(248,785)	84,323

Total Liabilities and Partners’ Equity (Deficit)	$69,761	$353,482

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$500	$1,350	$3,600
Distribution income	-	-	2,708	2,708

Total operating income	-	500	4,058	6,308

Operating expenses and loss:
Amortization (Note 1)	785	2,386	1,601	4,123
Asset management fees (Note 3)	15,352	30,704	15,973	31,946
Impairment loss (Note 1)	-	250,984	-	365,384
Legal and accounting fees	5,035	8,990	4,657	4,748
Professional services	5,940	5,940	-	-
Other	1,468	3,753	295	2,237

Total operating expenses and loss	28,580	302,757	22,526	408,438

Loss from operations	(28,580)	(302,257)	(18,468)	(402,130)

Equity in losses of Local Limited Partnerships (Note 2)	(3,214)	(30,851)	(48,851)	(107,786)

Interest income	-	-	1	12

Net loss	$(31,794)	$(333,108)	$(67,318)	$(509,904)

Net loss allocated to:
General Partner	$(318)	$(3,331)	$(673)	$(5,099)

Limited Partners	$(31,476)	$(329,777)	$(66,645)	$(504,805)

Net loss per Partnership Unit	$(2)	$(16)	$(3)	$(25)

Outstanding weighted Partnership Units	20,500	20,500	20,500	20,500

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2011
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(168,986)	$253,309	$84,323

Net loss	(3,331)	(329,777)	(333,108)

Partners’ equity (deficit) at September 30, 2011	$(172,317)	$(76,468)	$(248,785)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(333,108)	$(509,904)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	2,386	4,123
Equity in losses of Local Limited Partnerships	30,851	107,786
Impairment loss	250,984	365,684
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	49,387	(11,069)

Net cash provided by (used in) operating activities	500	(43,680)

Net increase (decrease) in cash and cash equivalents	500	(43,680)

Cash and cash equivalents, beginning of period	13,544	54,759

Cash and cash equivalents, end of period	$14,044	$11,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Substantially all of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Housing Complexes have completed their 15-year Compliance Period as of September 30, 2011.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2011.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2011 and March 31, 2011, the Partnership had $0 and $563 of cash equivalents, respectively.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expenses were $2,386 and $4,123 for the six months ended September 30, 2011 and 2010, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the six months ended September 30, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $192,213 and $295,451, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  During the six months ended September 30, 2011 and 2010, impairment loss on the intangibles was $58,771 and $69,933, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in fourteen Local Limited Partnerships.  All of these Local Limited Partnership’s own one Housing Complex, consisting of an aggregate of 576 apartment units.  The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011

Investments per balance sheet, beginning of period	$339,938	$899,903
Impairment loss	(250,984)	(365,384)
Equity in losses of Local Limited Partnerships	(30,851)	(187,256)
Amortization of capitalized acquisition fees and costs	(2,386)	(7,325)

Investments per balance sheet, end of period	$55,717	$339,938

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$-	$223,064
Acquisition fees and costs, net of accumulated amortization of $785 and $4,803	55,717	116,874
Investments per balance sheet, end of period	$55,717	$339,938

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$1,596,000	$1,652,000

Expenses:
Interest expense	276,000	278,000
Depreciation and amortization	555,000	594,000
Operating expenses	1,142,000	1,180,000
Total expenses	1,973,000	2,052,000

Net loss	$(377,000)	$(400,000)
Net loss allocable to the Partnership	$(366,000)	$(390,000)
Net loss recorded by the Partnership	$(31,000)	$(108,000)

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

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000.  Accumulated amortization of these capitalized costs was $785 and $4,803 as of September 30, 2011 and March 31, 2011, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

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

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $30,704 and $31,946 were incurred during the six months ended September 30, 2011 and 2010, of which $0 and $30,000 was paid during the six months ended September 30, 2011 and 2010, respectively.

(d)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $0 and $20,000 during the six months ended September 30, 2011 and 2010, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$66,523	$47,840
Asset management fee payable	252,023	221,319

Total	$318,546	$269,159

The General Partner and its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2011 consisted of $14,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $56,000.  Liabilities at September 30, 2011 consisted of $319,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.  The Partnership’s net loss for the three months ended September 30, 2011 was $(32,000), reflecting a decrease of $35,000 from the $(67,000) net loss experienced for the three months ended September 30, 2010.  The change was partially due to a decrease of $46,000 in equity in losses of Local Limited Partnerships for the three months ended September 30, 2011. Equity in losses of Local Limited Partnership can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The amortization expense decreased by $1,000 for the three months ended September 30, 2011. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recoded against the intangibles, the amortization expense for future periods is decreased. The professional services increased by $(6,000) during the three months ended September 30, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. Total operating income decreased by $(4,000) for the three months ended September 30, 2011.  Reporting fees and distributions can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010.  The Partnership’s net loss for the six months ended September 30, 2011 was $(333,000), reflecting a decrease of approximately $177,000 from the $(510,000) net loss experienced for the six months ended September 30, 2010. The change was largely due to a decrease of $114,000 in impairment loss for the six months ended September 30, 2010. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnership decreased by $77,000 for the six months ended September 30, 2011. Equity in losses of Local Limited Partnership can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Legal and accounting fees increased by $(4,000) for the six months ended September 30, 2011 due to the timing of the accounting work performed. The professional services increased by $(6,000) during the six months ended September 30, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. The amortization expense decreased by $2,000 for the six months ended September 30, 2011. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased. Total operating income decreased by $(6,000) during the six months ended September 30, 2011.  Reporting fees and distributions can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010. The net increase in cash during the six months ended September 30, 2011 was $500 compared to a net decrease in cash for the six months ended September 30, 2010 of $(44,000). The change was partially due to the fact that during the six months ended September 30, 2011 no reimbursements of operating advances were paid to the General Partner or an affiliate compared to $(20,000) reimbursed during the six months ended September 30, 2010.  During the six months ended September 30, 2011, the Partnership paid no accrued asset management fees to the General Partner or an affiliate compared to $30,000 paid during the six months ended September 30, 2010. Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliate. The Partnership also received $1,000 in operating income from Local Limited Partnerships during the six months ended September 30, 2011 compared to $6,000 received during the six months ended September 30, 2010.  Reporting fees and distributions can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

During the six months ended September 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $49,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through December 31, 2012.

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

(b)  Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.	Exhibits

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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