Form 10-Q
period 2011-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2012-02-14
CIK 1037156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-26869

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

California	33-0761578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

(714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2011

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2011	March 31, 2011

ASSETS

Cash and cash equivalents	$5,112	$13,544
Investments in Local Limited Partnerships, net (Note 2 and 3)	54,932	339,938

Total Assets	$60,044	$353,482

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	428,373	269,159

Total Liabilities	428,373	269,159

Partners’ Equity (Deficit):
General Partner	(173,513)	(168,986)
Limited Partners (25,000 Partnership Units authorized; 20,500 Partnership Units issued and outstanding)	(194,816)	253,309

Total Partners’ Equity (Deficit)	(368,329)	84,323

Total Liabilities and Partners’ Equity (Deficit)	$60,044	$353,482

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011		2010
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$500	$-	$3,600
Distribution income	-	-	-	2,708

Total operating income	-	500	-	6,308

Operating expenses and loss:
Amortization (Note 1)	785	3,171	1,601	5,724
Asset management fees (Note 3)	15,352	46,056	15,973	47,919
Impairment loss (Note 1)	-	250,984	-	365,384
Legal and accounting fees	91,787	100,777	435	5,183
Professional services	515	6,455	-	-
Write off of advances to Local Limited Partnerships	8,932	8,932	3,535	3,535
Other	2,174	5,927	1,513	3,750

Total operating expenses and loss	119,545	422,302	23,057	431,495

Loss from operations	(119,545)	(421,802)	(23,057)	(425,187)

Equity in losses of Local Limited Partnerships (Note 2)	-	(30,851)	(48,851)	(156,637)

Gain on sale of Local Limited Partnership	-	-	18,299	18,299

Interest income	1	1	-	12

Net loss	$(119,544)	$(452,652)	$(53,609)	$(563,513)

Net loss allocated to:
General Partner	$(1,196)	$(4,527)	$(536)	$(5,635)

Limited Partners	$(118,348)	$(448,125)	$(53,073)	$(557,878)

Net loss per Partnership Unit	$(6)	$(22)	$(3)	$(27)

Outstanding weighted Partnership Units	20,500	20,500	20,500	20,500

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2011
(Unaudited)

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(168,986)	$253,309	$84,323

Net loss	(4,527)	(448,125)	(452,652)

Partners’ equity (deficit) at December 31, 2011	$(173,513)	$(194,816)	$(368,329)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(452,652)	$(563,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,171	5,724
Equity in losses of Local Limited Partnerships	30,851	156,637
Gain on sale of Local Limited Partnerships	-	(18,299)
Impairment loss	250,984	365,384
Increase in accounts payable	-	1,701
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	159,214	6,851

Net cash used in operating activities	(8,432)	(45,515)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	-	18,299
Advances to Local Limited Partnerships	(8,932)	(3,535)
Write off of advances to Local Limited Partnerships	8,932	3,535

Net cash provided by (used in) investing activities	-	18,299

Net decrease in cash and cash equivalents	(8,432)	(27,216)

Cash and cash equivalents, beginning of period	13,544	54,759

Cash and cash equivalents, end of period	$5,112	$27,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

Significant noncash investing and financing activities:
General Partner equity balance was increased and accrued fees and expenses due to General Partner and affiliates was decreased as a result of forgiveness of debt by the General Partner.	$-	$35,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended December 31, 2010
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended December 31, 2011
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

For the Quarterly Period Ended December 31, 2011
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Housing Complexes have completed their 15-year Compliance Period as of December 31, 2011.

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011.

As of March 31, 2011 the Partnership sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2011
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2011 and March 31, 2011, the Partnership had $0 and $563 of cash equivalents, respectively.

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

For the Quarterly Period Ended December 31, 2011
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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expenses were $3,171 and $5,724 for the nine months ended December 31, 2011 and 2010, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $192,213 and $295,451, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  During the nine months ended December 31, 2011 and 2010, impairment loss on the intangibles was $58,771 and $69,933, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in fourteen Local Limited Partnerships.  All of these Local Limited Partnership’s own one Housing Complex, consisting of an aggregate of 576 apartment units.  The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011

Investments per balance sheet, beginning of period	$339,938	$899,903
Impairment loss	(250,984)	(365,384)
Equity in losses of Local Limited Partnerships	(30,851)	(187,256)
Amortization of capitalized acquisition fees and costs	(3,171)	(7,325)

Investments per balance sheet, end of period	$54,932	$339,938

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$-	$223,064
Acquisition fees and costs, net of accumulated amortization of $1,570 and $4,803	54,932	116,874
Investments per balance sheet, end of period	$54,932	$339,938

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010

Revenues	$2,394,000	$2,450,000

Expenses:
Interest expense	414,000	416,000
Depreciation and amortization	833,000	871,000
Operating expenses	1,713,000	1,752,000
Total expenses	2,960,000	3,039,000

Net loss	$(566,000)	$(589,000)
Net loss allocable to the Partnership	$(549,000)	$(573,000)
Net loss recorded by the Partnership	$(31,000)	$(157,000)

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. - 97.1 (“UD 97.1”) and United Development Co., L.P. - 97.2 (“UD 97.2”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of  past due property taxes.  Wells Fargo Bank holds the mortgage notes on both of these Housing Complexes as well as additional properties managed by this Local General Partner.  Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call for all the notes to be paid in full immediately.  The Local General Partner has hired a local legal counsel who is working with Wells Fargo’s legal counsel to reach a solution.   The Partnership is starting to search the public records to fully understand how much property tax is owed on UD 97.1 and UD 97.2 to help determine the most efficient way to handle this situation.  The management agent has hired a new accountant to implement a new accounting system to satisfy the Wells Fargo reporting requirements. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes.  Documents were drawn up and submitted for final approval on December 29, 2011.   The Partnership has received a copy of the plan signed by the General Partner and suggested a sale of certain properties within the General Partner’s portfolio of properties, the payment of the tax delinquencies and refinancing of properties with the intention of removing Wells Fargo by 2015. Although Wells Fargo has suggested that the Partnership contribute to reduce the tax burden, the Partnership’s attorney is hopeful that the City, County and Wells Fargo will cooperate on the tax delinquencies if the payments are made according to the submitted proposal.   A request was made by the General Partner’s attorney for a stay of receivership proceedings by Wells Fargo until May 8, 2012, which was granted. The Partnership’s investment in this Local Limited Partnership was $0 as of December 31, 2011 and March 31, 2011.

West Liberty Family Apartments (“West Liberty”) has been experiencing operational issues. The 20-unit family community is located in West Liberty, KY. As of the date of this report, operational performance is still below the required benchmarks.  Physical occupancy was 100% and economic occupancy was 95%, but the Debt Service Coverage Ratio (“DSCR”) was just 0.58 with a negative cash flow of ($8,846) as of the date of this report.  This was primarily due to repair and maintenance expenses in excess of budgeted amounts as of December 31, 2011.  The replacement reserve balance was $27,357 as of the date of this report. The property has a history of operating with a cash flow deficit. Due to the Local General Partner’s past inability to fund these deficits, the Partnership has loaned over $35,000 in the past four years to assist with payables and debt service. Most recently, the Partnership loaned West Liberty funds during the fourth quarter of 2010 to cover the mortgage payment.

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

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000.  Accumulated amortization of these capitalized costs was $1,570 and $4,803 as of December 31, 2011 and March 31, 2011, respectively.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

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

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $46,056 and $47,919 were incurred during the nine months ended December 31, 2011 and 2010, of which $0 and $30,000 was paid during the nine months ended December 31, 2011 and 2010, respectively.

(d)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $0 and $20,000 during the nine months ended December 31, 2011 and 2010, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2011	March 31, 2011

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$160,998	$47,840
Asset management fee payable	267,375	221,319

Total	$428,373	$269,159

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2011 consisted of $5,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $55,000.  Liabilities at December 31, 2011 consisted of $428,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010.  The Partnership’s net loss for the three months ended December 31, 2011 was $(120,000), reflecting an increase of $(66,000) from the $(54,000) net loss experienced for the three months ended December 31, 2010.  The change was partially due to an increase of $(91,000) in legal and accounting fees for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 due to the timing of the accounting work performed.    There was a decrease of $(48,000) in gain on sale of Local Limited Partnership.  During the three months ended December 31, 2011, the Partnership sold none of the Local Limited Partnership while one Local Limited Partnership was sold during the three months ended December 31, 2010.  The gain varies depending on the value assessed and liabilities the Local Limited Partnerships hold.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.  There was an increase in write off of advances to Local Limited Partnership by $(5,000).  During the three months ended December 31, 2011, one of the Local Limited Partnerships was experiencing operational issues and the Partnership advanced $9,000 to the Local Limited Partnerships and reserved for them fully due to uncollectibility.  The professional services increased by $(1,000) during the three months ended December 31, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency.  There was a decrease of $49,000 in equity in losses of Local Limited Partnerships for the three months ended December 31, 2011.  Equity in losses of Local Limited Partnership can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The amortization expense decreased by $1,000 for the three months ended December 31, 2011. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased. There was also a $1,000 decrease in asset management fees.  These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010.  The Partnership’s net loss for the nine months ended December 31, 2011 was $(453,000), reflecting a decrease of approximately $111,000 from the $(564,000) net loss experienced for the nine months ended December 31, 2010. The change was largely due to a decrease of $114,000 in impairment loss for the nine months ended December 31, 2010. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership.  The equity in losses of Local Limited Partnership decreased by $126,000 for the nine months ended December 31, 2011.  Equity in losses of Local Limited Partnership can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  There was also a $2,000 decrease in asset management fees.  These fees are calculated based on the invested assets, which decreased due to the dispositions of Local Limited Partnerships in the prior year.  The amortization expense decreased by $3,000 for the nine months ended December 31, 2011. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased.  Legal and accounting fees increased by $(96,000) for the nine months ended December 31, 2011 due to the timing of the accounting work performed.  During the nine months ended December 31, 2011, the Partnership sold none of the Local Limited Partnerships while one Local Limited Partnership was sold during the three months ended December 31, 2010.  Gain on sale of Local Limited Partnership decreased by $(18,000).  The gain varies based on the value assessed and liabilities the Local Limited Partnerships hold.  The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations.  The professional services increased by $(6,000) during the nine months ended December 31, 2011 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. Reporting fees and distribution income decreased by $(3,000) and $(3000), respectively for the nine months ended December 31, 2011.  Reporting fees and distributions can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010. The net decrease in cash during the nine months ended December 31, 2011 was $(8,000) compared to a net decrease in cash for the nine months ended December 31, 2010 of $(27,000). The change was partially due to the fact that during the nine months ended December 31, 2011 no reimbursements of operating advances were paid to the General Partner or an affiliate compared to $(20,000) reimbursed during the nine months ended December 31, 2010.  During the nine months ended December 31, 2011, the Partnership paid no accrued asset management fees to the General Partner or an affiliate compared to $30,000 paid during the nine months ended December 31, 2010.  Each quarter the Partnership evaluates the cash position and determines how much of the operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliate. Distribution income and reporting fees decreased by $(3,000) and $(3,000), respectively as described above.  Reporting fees and distribution income can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  During the nine months ended December 31, 2011, the Partnership received no cash proceeds from the disposition of its Local Limited Partnerships compared to $18,000 of sales proceeds received during the nine months ended December 31, 2010.  During the nine months ended December 31, 2011, the Partnership advanced $(9,000) to Local Limited Partnerships for their operating expenses compared to $(4,000) advanced during the nine months ended December 31, 2010.

During the nine months ended December 31, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $159,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through February 28, 2013.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Matters

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. - 97.1 (“UD 97.1”) and United Development Co., L.P. - 97.2 (“UD 97.2”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of  past due property taxes.  Wells Fargo Bank holds the mortgage notes on both of these Housing Complexes as well as additional properties managed by this Local General Partner.  Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call for all the notes to be paid in full immediately.  The Local General Partner has hired a local legal counsel who is working with Wells Fargo’s legal counsel to reach a solution.   The Partnership is starting to search the public records to fully understand how much property tax is owed on UD 97.1 and UD 97.2 to help determine the most efficient way to handle this situation.  The management agent has hired a new accountant to implement a new accounting system to satisfy the Wells Fargo reporting requirements. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes.  Documents were drawn up and submitted for final approval on December 29, 2011.   The Partnership has received a copy of the plan signed by the General Partner and suggested a sale of certain properties within the General Partner’s portfolio of properties, the payment of the tax delinquencies and refinancing of properties with the intention of removing Wells Fargo by 2015. Although Wells Fargo has suggested that the Partnership contribute to reduce the tax burden, the Partnership’s attorney is hopeful that the City, County and Wells Fargo will cooperate on the tax delinquencies if the payments are made according to the submitted proposal.   A request was made by the General Partner’s attorney for a stay of receivership proceedings by Wells Fargo until May 8, 2012, which was granted. The Partnership’s investment in this Local Limited Partnership was $0 as of December 31, 2011 and March 31, 2011.

West Liberty Family Apartments (“West Liberty”) has been experiencing operational issues. The 20-unit family community is located in West Liberty, KY. As of the date of this report, operational performance is still below the required benchmarks.  Physical occupancy was 100% and economic occupancy was 95%, but the Debt Service Coverage Ratio (“DSCR”) was just 0.58 with a negative cash flow of ($8,846) as of the date of this report.  This was primarily due to repair and maintenance expenses in excess of budgeted amounts as of December 31, 2011.  The replacement reserve balance was $27,357 as of the date of this report. The property has a history of operating with a cash flow deficit. Due to the Local General Partner’s past inability to fund these deficits, the Partnership has loaned over $35,000 in the past four years to assist with payables and debt service. Most recently, the Partnership loaned West Liberty funds during the fourth quarter of 2010 to cover the mortgage payment.

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

(b)   Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURES

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

Date: February 14, 2012

By:  /s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 14, 2012