Form 10-Q/A
period 2011-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2012-02-22
CIK 1037156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

This Amendment to Form 10-Q for the quarter ended December 31, 2011 is being filed to update Note 2 of the financial statements and Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters as our EDGAR vendor inadvertently filed an incorrect version of of the initial Form 10-Q.  No other changes have been made.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2011
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. - 97.0 (“UD 97.0”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of  past due property taxes.  Wells Fargo Bank holds the mortgage notes on this Housing Complex as well as additional properties managed by this Local General Partner.  Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call for all the notes to be paid in full immediately.  The Local General Partner has hired a local legal counsel who is working with Wells Fargo’s legal counsel to reach a solution.   The Partnership is starting to search the public records to fully understand how much property tax is owed on UD 97.0 to help determine the most efficient way to handle this situation.  The management agent has hired a new accountant to implement a new accounting system to satisfy the Wells Fargo reporting requirements. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes.  Documents were drawn up and submitted for final approval on December 29, 2011.   The Partnership has received a copy of the plan signed by the General Partner and suggested a sale of certain properties within the General Partner’s portfolio of properties, the payment of the tax delinquencies and refinancing of properties with the intention of removing Wells Fargo by 2015. Although Wells Fargo has suggested that the Partnership contribute to reduce the tax burden, the Partnership’s attorney is hopeful that the City, County and Wells Fargo will cooperate on the tax delinquencies if the payments are made according to the submitted proposal.   A request was made by the General Partner’s attorney for a stay of receivership proceedings by Wells Fargo until May 8, 2012, which was granted. The Partnership’s investment in this Local Limited Partnership was $0 as of December 31, 2011 and March 31, 2011.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Matters

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. - 97.0 (“UD 97.0”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of  past due property taxes.  Wells Fargo Bank holds the mortgage notes on this Housing Complex as well as additional properties managed by this Local General Partner.  Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call for all the notes to be paid in full immediately.  The Local General Partner has hired a local legal counsel who is working with Wells Fargo’s legal counsel to reach a solution.   The Partnership is starting to search the public records to fully understand how much property tax is owed on UD 97.0 to help determine the most efficient way to handle this situation.  The management agent has hired a new accountant to implement a new accounting system to satisfy the Wells Fargo reporting requirements. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes.  Documents were drawn up and submitted for final approval on December 29, 2011.   The Partnership has received a copy of the plan signed by the General Partner and suggested a sale of certain properties within the General Partner’s portfolio of properties, the payment of the tax delinquencies and refinancing of properties with the intention of removing Wells Fargo by 2015. Although Wells Fargo has suggested that the Partnership contribute to reduce the tax burden, the Partnership’s attorney is hopeful that the City, County and Wells Fargo will cooperate on the tax delinquencies if the payments are made according to the submitted proposal.   A request was made by the General Partner’s attorney for a stay of receivership proceedings by Wells Fargo until May 8, 2012, which was granted. The Partnership’s investment in this Local Limited Partnership was $0 as of December 31, 2011 and March 31, 2011.

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

Date: February 22, 2012

By:  /s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 22, 2012