Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2012-06-22
CIK 1037156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Yes  [  ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  [  ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ] Accelerated filer  [  ] Non-accelerated filer  [X] Smaller reporting company  [  ]

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

NONE

PART I.

Item 1. Business

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 6 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on March 3, 1997. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership or limited liability company operating agreement (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (“Associates” or the “General Partner”). The chairman and president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement prospectus and supplements thereto, filed with the U.S. Securities and Exchange Commission, on June 23, 1997, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

The Partnership shall continue in full force and effect until December 31, 2052 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership’s principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is seeking to sell its Local Limited Partnership Interests. Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated March 3, 1997 (the “Partnership Agreement”), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complexes. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership originally invested in fifteen Local Limited Partnerships, one has been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year Compliance Period of the fourteen Housing Complexes:

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

As of March 31, 2011, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apts.,LP.

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

For each of the years ended March 31, 2012, 2011 and 2010 a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2012, 2011 and 2010 impairment loss related to investments in Local Limited Partnerships was $250,984, $365,384 and $881,075, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $61,000, $33,000 and $54,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $61,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

The Partnership currently has insufficient working capital to fund its operations. Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Boonville Associates I, L.P.	Boonville, Missouri	Central Missouri Counties’ Human Development Corporation	$2,195,000	$2,195,000	48	$3,027,000	$569,000

Brighton Ridge Apartments, L.P.	Edgefield, South Carolina	The Piedmont Foundation of South Carolina, Inc.	926,000	926,000	44	1,302,000	515,000

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	Elderly Living Development, Inc. and Quad Cities Redevelopment Resources, Inc.	1,040,000	1,040,000	31	1,445,000	665,000

Country Club Investors, L.P.	Richmond, Virginia	Mark-Dana Corporation	305,000	305,000	97	359,000	2,272,000

Desloge Associates I, L.P.	Desloge, Missouri	East Missouri Action Agency, Inc.	1,059,000	1,059,000	32	1,629,000	466,000

Kechel Towers, L.P.	Logansport, Indiana	Compass Square Development Corporation	1,348,000	1,348,000	23	1,258,000	222,000

Ottawa I, L.P.	Oglesby, Illinois	Michael K. Moore	403,000	403,000	32	592,000	1,373,000

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	Michael K. Moore and Affordable Housing Development Fund, Inc.	514,000	514,000	60	756,000	1,834,000

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	Southwind Community Development	255,000	255,000	16	337,000	626,000

Summer Wood Ltd.	Camden, Alabama	ACHR Housing Corporation	1,237,000	1,237,000	32	1,707,000	871,000

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

United Development Co., L.P. - 97.0.	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	2,813,000	2,813,000	60	4,107,000	1,143,000

Wagner Partnership 99 Limited Partnership	Wagner, South Dakota	Lutheran Social Services of South Dakota and Weinburg Investments, Inc.	232,000	232,000	26	334,000	789,000

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	Joe B. Curd, Jr. and Janie Sheets Curd	318,000	318,000	20	474,000	1,137,000

West Mobile County Housing, Ltd.	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	1,858,000	1,858,000	55	2,543,000	1,169,000

			$14,503,000	$14,503,000	576	$19,870,000	$13,651,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Substantially all of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Boonville Associates I, L.P.	$187,000	$(83,000)	99.97%

Brighton Ridge Apartments L.P.	321,000	48,000	98.99%

Cotton Mill Elderly Living Center, L.P.	120,000	(114,000)	99.98%

Country Club Investors, L.P.	649,000	(17,000)	66.99%

Desloge Associates I, L.P.	123,000	(64,000)	99.89%

Kechel Towers, L.P.	131,000	(76,000)	99.98%

Ottawa I, L.P.	159,000	(63,000)	99.98%

Preservation Partners I, L.P.	330,000	(40,000)	99.98%

St. Susanne Associates I, L.P.	87,000	(17,000)	99.98%

Summer Wood Ltd.	98,000	(60,000)	99.98%

United Development Co. L.P. 97.0, L.P.	429,000	(140,000)	99.98%

Wagner Partnership 99 Limited Partnership	141,000	(42,000)	99.98%

West Liberty Family Apartments, Ltd.	78,000	(26,000)	99.98%

West Mobile County Housing, Ltd.	239,000	(46,000)	99.98%

	$3,092,000	$(740,000)

WNC Housing Tax Credit Fund VI, L.P. Series 6

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007

Boonville Associates I, L.P.	Boonville, Missouri	Central Missouri Counties’ Human Development Corporation	94%	100%	98%	90%	94%

Brighton Ridge Apartments, L.P.	Edgefield, South Carolina	The Piedmont Foundation of South Carolina, Inc.	95%	93%	93%	95%	91%

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	Elderly Living Development, Inc. and Quad Cities Redevelopment Resources, Inc.	100%	94%	94%	84%	87%

Country Club Investors, L.P.	Richmond, Virginia	Mark-Dana Corporation	96%	81%	87%	80%	84%

Desloge Associates I, L.P.	Desloge, Missouri	East Missouri Action Agency, Inc.	97%	100%	100%	94%	97%

Kechel Towers, L.P.	Logansport, Indiana	Compass Square Development Corporation	100%	100%	100%	100%	100%

Ottawa I, L.P.	Oglesby, Illinois	Michael K. Moore	88%	88%	88%	100%	94%

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	Michael K. Moore and Affordable Housing Development Fund, Inc.	94%	97%	97%	94%	88%

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	Southwind Community Development	100%	100%	100%	100%	100%

Summer Wood Ltd.	Camden, Alabama	ACHR Housing Corporation	84%	75%	94%	84%	88%

WNC Housing Tax Credit Fund VI, L.P. Series 6

			Occupancy Rates
			As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007

Trenton Village Apartments, L.P.	Trenton, Missouri	MBL Development, Co.	N/A	N/A	94%	88%	94%

United Development Co., L.P. - 97.0.	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	88%	93%	93%	98%	95%

Wagner Partnership 99 Limited Partnership	Wagner, South Dakota	Lutheran Social Services of South Dakota and Weinburg Investments, Inc.	92%	92%	81%	81%	88%

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	Joe B. Curd, Jr. and Janie Sheets Curd	95%	100%	100%	100%	80%

West Mobile County Housing, Ltd.	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	91%	93%	85%	85%	98%

		Weighted average	93%	92%	93%	90%	91%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2012, there were 1,048 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008
ASSETS
Cash and cash equivalents	5,112	$13,544	$54,759	$76,285	$237,559
Investments in Local Limited Partnerships, net	54,147	339,938	899,903	2,177,347	5,495,018

Total Assets	59,259	$353,482	$954,662	$2,253,632	$5,732,577

LIABILITIES
Payables to Local Limited Partnerships	$-	$-	$-	$836	$9,728
Accrued fees and expenses due to the General Partner and affiliates	452,395	269,159	264,747	168,296	181,302
Total Liabilities	452,395	269,159	264,747	169,132	191,030
PARTNERS’ EQUITY (DEFICIT)	(393,136)	84,323	689,915	2,084,500	5,541,547

Total Liabilities and Partners’ Equity (Deficit)	59,259	$353,482	$954,662	$2,253,632	$5,732,577

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008
Loss from operations (Note 1)	$(446,609)	$(471,647)	$(1,012,446)	$(2,640,697)	$(988,050)
Equity in losses of Local Limited Partnerships	(30,851)	(187,256)	(382,180)	(816,902)	(846,076)
Gain on sale of Local Limited Partnership	-	18,299	-	-	-
Interest income	1	12	41	552	472
Net loss	$(477,459)	$(640,592)	$(1,394,585)	$(3,457,047)	$(1,833,654)

Net loss allocated to:
General Partner	$(4,775)	$(6,406)	$(13,946)	$(34,570)	$(18,337)

Limited Partners	$(472,684)	$(634,186)	$(1,380,639)	$(3,422,477)	$(1,815,317)

Net loss per Partnership Unit	$(23.06)	$(30.94)	$(67.35)	$(166.95)	$(88.55)

Outstanding weighted Partnership Units	20,500	20,500	20,500	20,500	20,500

Note 1 – Loss from operations for the years ended March 31, 2012, 2011, 2010, 2009 and 2008 includes a charge for impairment losses on investments in Local Limited Partnerships of $250,984, $365,384, $881,075, $2,478,172 and $799,180, respectively. (See Note 2 to the financial statements.)

	For the Years Ended March 31,
	2012	2011	2010	2009	2008
Net cash and cash equivalents provided by (used in):
Operating activities	$(8,432)	$(59,514)	$(23,398)	$(152,382)	$(49,609)
Investing activities	-	18,299	1,872	(8,892)	(10,141)

Net change in cash and cash equivalents	(8,432)	(41,215)	(21,526)	(161,274)	(59,750)

Cash and cash equivalents, beginning of period	13,544	54,759	76,285	237,559	297,309

Cash and cash equivalents, end of period	$5,112	$13,544	$54,759	$76,285	$237,559

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007

Federal	$20	$32	$79	$103	$104
State	-	-	-	-	-

Total	$20	$32	$79	$103	$104

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Financial Condition

For the year ended March 31, 2012

The Partnership’s assets at March 31, 2012 consisted of $5,000 in cash and cash equivalents and aggregate investments in fourteen Local Limited Partnerships of $54,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2012 consisted of $452,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net loss for the year ended March 31, 2012 of $(477,000) , reflecting an decrease of $164,000 from the net loss experienced for the year ended March 31, 2011 was $(641,000). The decrease in net loss was largely due to a decrease of $114,000 in impairment loss for the year ended March 31, 2012 compared to the year ended March 31, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. Amortization decreased by $3,000 for the year ended March 31, 2012 compared to the year ended March 31, 2011. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased. There was also a $156,000 decrease in equity in losses of Local Limited Partnerships for the year ended March 31, 2012. The equity in losses of Local Limited Partnerships can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was also an increase of $5,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2012 compared to the year ended March 31, 2011. Advances of $(9,000) were made and reserved during the year ended March 31, 2012 compared to $(4,000) made and reserved for during the year ended March 31, 2011. Advances vary based on the operations and needs of the Local Limited Partnerships. There was no gain on sale for the year ended March 31, 2012 compared to $18,000 for the year ended March 31, 2011. No Local Limited Partnerships were sold during the year ended March 31, 2012 while one was sold during the year ended March 31, 2011. The reporting fees and distribution income each decreased by $3,000 for the year ended March 31, 2012. These fees vary as Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Asset management fees decreased by $2,000 for the year ended March 31, 2012 due to the fact that the fees are calculated based on the value of the invested assets, which decreased due to the sale of the Local Limited Partnership in the prior year. Legal and accounting expenses increased by $(73,000) for the year ended March 31, 2012 due to the timing of the accounting work performed.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010 The Partnership’s net loss for the year ended March 31, 2011 was $(641,000), reflecting an decrease of $754,000 from the net loss experienced for the year ended March 31, 2010 of $(1,395,000). The decrease in net loss was largely due to a decrease of $516,000 in impairment loss for the year ended March 31, 2011 compared to the year ended March 31, 2010. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. Amortization decreased by $4,000 for the year ended March 31, 2011 compared to the year ended March 31, 2010. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased. There was also a $195,000 decrease in equity in losses of Local Limited Partnerships for the year ended March 31, 2011. The equity in losses of Local Limited Partnerships can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was also a decrease of $36,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2011 compared to the year ended March 31, 2010. Advances of $(4,000) were made and reserved for during the year ended March 31, 2011 compared to advances of $(40,000) made and reserved for during the year ended March 31, 2010. Advances vary based on the operations and needs of the Local Limited Partnerships. The gain on sale of Local Limited Partnership increased by $18,000 from the year ended March 31 2010. One Local Limited Partnership was sold during the year ended March 31, 2011 while none were sold in the prior year. The reporting fees and distribution income increased by $2,000 and $3,000, respectively for the year ended March 31, 2011. These fees vary as Local Limited Partnerships pay the reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Asset management fees decreased by $1,000 for the year ended March 31, 2011 due to the fact that one Local Limited Partnership was disposed of during the year ended March 31, 2011. The fees are calculated based on the value of the invested assets, which decreased due to the sale of the Local Limited Partnership. Legal and accounting expenses increased by $23,000 for the year ended March 31, 2011 due to the timing of the accounting work performed.

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash for the year ended March 31, 2012 was $(8,000) compared to the net decrease in cash for the year ended March 31, 2011 of $(41,000). No sales proceeds were received during the year ended March 31, 2012 compared to net proceeds of $20,000 received during the year ended March 31, 2011 as a result of the disposition of a Local Limited Partnership. There was a $6,000 decrease in total operating income for the year ended March 31, 2012. Local Limited Partnerships pay the reporting fees and distribution income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. During the year ended March 31, 2012, the Partnership paid no accrued asset management fees to the General Partner or an affiliate compared to $(30,000) paid during the year ended March 31, 2011. Additionally, during the year ended March 31, 2012, the Partnership made no reimbursements to the General Partner or an affiliate for operating expenses that were paid on behalf of the Partnership compared to $(34,000) reimbursed during the year ended March 31, 2011. Advances of $(9,000) were made to Local Limited Partnerships during the year ended March 31, 2012 compared to $(4,000) advanced during the year ended March 31, 2011 as discussed above.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $183,000, $4,000 and $96,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013

Other Matters

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P.-97.0 (“UD 97.0”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (“Wells Fargo”) for being in default of past due property taxes. Wells Fargo confirmed that the loans were current, but due to the fact that the property taxes were past due, they were suing to call all the notes to be paid in full immediately. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes. WNC Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the General Partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo. The Partnership’s investment balance in this Local Limited Partnership was $0 as of both March 31, 2012 and 2011

West Liberty Family Apartments (“West Liberty”) has been experiencing operational issues. The 20-unit family community is located in West Liberty, KY. As of the date of this report, operational performance is still below the required benchmarks. Physical occupancy was 100% and economic occupancy was 95%, but the Debt Service Coverage Ratio (“DSCR”) was just 0.84 with a negative cash flow of ($1,073) as of the date of this report. This was primarily due to salaries and administrative expenses in excess of what was budgeted as of March 31, 2012. The replacement reserve balance was $25,251 as of the date of this report. The property has a history of operating with a cash flow deficit. Due to the Local General Partner’s past inability to fund these deficits, the Partnership has loaned over $35,000 in the past four years to assist with payables and debt service.

As of the date of this report, West Liberty has elected to cut back on the on-site management hours and is now sharing the hours between this property and other properties they own in the area to reduce expenses incurred due to salaries and administrative cost. This should have a positive effect on its expenses in the coming quarters without having a negative effect on the property’s performance. The property is current on its mortgage payments and with vendor payables. The property currently has an operating reserve balance of $3,683. In the event that the Local General Partner is unable to fund future deficits, the Partnership is prepared to call for their removal and select a replacement. West Liberty is being closely monitored by the Partnership.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Asset management fees(1)	$513,804	$61,409	$61,409	$61,409	$61,409	$2,149,315	$2,908,755
Total contractual cash obligations	$513,804	$61,409	$61,409	$61,409	$61,409	$2,149,315	$2,908,755

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2052. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 6

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the Partnership) as of March 31, 2012 and 2011 and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships which investments represent $0, $(66,624) and $(79,725) of the total Partnership loss for the years ended March 31, 2012, 2011 and 2010, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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
June 22, 2012

INDEPENDENT AUDITOR'S REPORT

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

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting, Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COTTON MILL EDLERLY CENTER, L.P., as of December 31, 2010 and 2009 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
May 26,2011

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2012	2011
ASSETS

Cash and cash equivalents	$5,112	$13,544
Investments in Local Limited Partnerships, net (Notes 2 and 3)	54,147	339,938

Total Assets	$59,259	$353,482

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and advances due to General Partner and affiliates (Note 3)	$452,395	$269,159

Total Liabilities	452,395	269,159

Partners’ Equity (Deficit)
General Partner	(173,761)	(168,986)
Limited Partners (25,000 Partnership Units authorized; 20,500 Partnership Units issued and outstanding)	(219,375)	253,309

Total Partners’ Equity (Deficit)	(393,136)	84,323

Total Liabilities and Partners’ Equity (Deficit)	$59,259	$353,482

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2012	2011	2010

Reporting fees	$500	$3,600	$1,250
Distribution income	-	2,708	-
Total operating income	500	6,308	1,250

Operating expenses and loss:
Amortization (Notes 2 and 3)	3,956	7,325	11,481
Impairment loss (Note 2)	250,984	365,384	881,075
Asset management fees (Note 3)	61,408	63,271	63,892
Legal and accounting	105,282	32,415	9,128
Write off of advances to Local Limited Partnership	8,932	6,025	8,430
Other	16,547	6,025	8,430
Total operating expenses and loss	447,109	477,955	1,013,696

Loss from operations	(446,609)	(471,647)	(1,012,446)

Equity in losses of Local Limited Partnerships (Note 2)	(30,851)	(187,256)	(382,180)

Gain on sale of Local Limited Partnership	-	18,299	-

Interest income	1	12	41

Net loss	$(477,459)	$(640,592)	$(1,394,585)

Net loss allocated to:
General Partner	$(4,775)	$(6,406)	$(13,946)
Limited Partners	$(472,684)	$(634,186)	$(1,380,639)

Net loss per Partnership Unit	$(23.06)	$(30.94)	$(67.35)

Outstanding weighted Partnership Units	20,500	20,500	20,500

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Year ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total
Partners’ equity (deficit) at March 31, 2009	$(183,634)	$2,268,134	$2,084,500

Net loss	(13,946)	(1,380,639)	(1,394,585)

Partners’ equity (deficit) at March 31, 2010	(197,580)	887,495	689,915

Contributions (Note 5)	35,000	-	35,000

Net loss	(6,406)	(634,186)	(640,592)

Partners’ equity (deficit) at March 31, 2011	(168,986)	253,309	84,323

Net loss	(4,775)	(472,684)	(477,459)

Partners’ equity (deficit) at March 31, 2012	$(173,761)	$(219,375)	$(393,136)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(477,459)	$(640,592)	$(1,394,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,956	7,325	11,481
Impairment loss	250,984	365,384	881,075
Equity in losses of Local Limited Partnerships	30,851	187,256	382,180
Gain on sale of Local Limited Partnership	-	(18,299)	-
Increase in accrued fees and expenses due to General Partner and affiliates	183,236	39,412	96,451

Net cash used in operating activities	(8,432)	(59,514)	(23,398)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnership	-	18,299	-
Capital contributions paid to Local Limited Partnerships	-	-	(836)
Distributions from Local Limited Partnerships	-	-	2,708
Advances to Local Limited Partnerships	(8,932)	(3,535)	(39,690)
Write off of advances to Local Limited Partnerships	8,932	3,535	39,690

Net cash provided by investing activities	-	18,299	1,872

Net decrease in cash and cash equivalents	(8,432)	(41,215)	(21,526)

Cash and cash equivalents, beginning of year	13,544	54,759	76,285

Cash and cash equivalents, end of year	$5,112	$13,544	$54,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$800	$800

Significant noncash investing and financing activities:
General Partner equity balance was increased and accrued fees and expenses due to General Partner and affiliates was decreased as a result of forgiveness of debt by the General Partner.	$-	$35,000	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 6, a California Limited Partnership (the “Partnership”) was formed on March 3, 1997 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which owns multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Years Ended March 31, 2012, 2011 and 2010

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

The Partnership expects its future cash flows, together with its net available assets at March 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the Housing Complexes have completed their Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

As of March 31, 2011, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apts.,LP.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 30 years. (See Notes 2 and 3)

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2012, fourteen investment balances in Local Limited Partnerships reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012 and 2011, the Partnership had cash equivalents of $0 and $563, respectively.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2012, 2011 and 2010 was $3,956, $7,325 and $11,481, respectively. Future estimated annual amortization expense for each of the years through March 31, 2017 is $3,140.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were considered not to have any residual value in consideration of the economic circumstances. For the years ended March 31, 2012, 2011 and 2010 impairment loss related to investment in Local Limited Partnerships was $192,213, $295,451 and $769,644, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were considered not to have any residual value in consideration of the economic circumstances. For the years ended March 31, 2012, 2011 and 2010, impairment loss on the intangibles was $58,771, $69,933, and $111,431 respectively.

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

For the Years Ended March 31, 2012, 2011 and 2010

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012 and 2011, the Partnership owns Local Limited Partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 576 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011 are approximately $(2,896,000) and $(3,345,000), respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account along with impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were considered not to have any residual value in consideration of the economic circumstances. For the year ended March 31, 2012, 2011 and 2010 impairment loss related to investment in Local Limited Partnerships was $192,213, $295,451 and $769,644.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were considered not to have any residual value in consideration of the economic circumstances. For the years ended March 31, 2012, 2011 and 2010, impairment loss on the intangibles was $58,771, $69,933, and $111,431 respectively.

As of March 31, 2012 and 2011, the investment accounts in all Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2012, 2011 and 2010 amounting to approximately $752,000, $579,000 and $592,000 respectively, have not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to approximately $3,285,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For The Years Ended March 31,
	2012	2011	2010
Investments per balance sheet, beginning of period	$339,938	$899,903	$2,177,347
Impairment loss	(250,964)	(365,384)	(881,075)
Equity in losses of Local Limited Partnerships	(30,851)	(187,256)	(382,180)
Amortization of paid acquisition fees and costs	(3,956)	(7,325)	(11,481)
Distributions received from Local Limited Partnerships	-	-	(2,708)

Investments per balance sheet, end of period	$54,147	$339,938	$899,903

	For the Years Ended March 31,
	2012	2011	2010

Investments in Local Limited Partnerships, net	$-	223,064	$705,771
Acquisition fees and costs, net of accumulated amortization of $2,355, $4,803 and $7,565	54,147	116,874	194,132
Investments per balance sheet, end of period	$54,147	339,938	$899,903

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010
ASSETS
Buildings and improvements (net of accumulated depreciation for 2012 and 2011 of $13,923,000 and $12,823,000 respectively)	$19,218,000	$20,207,000
Land	1,663,000	1,663,000
Due from affiliates	-	-
Other assets	1,514,000	1,458,000

Total assets	$22,395,000	$23,328,000

LIABILITIES
Mortgage loans payable	$13,651,000	$13,933,000
Due to related parties	2,580,000	2,223,000
Other liabilities	1,015,000	1,273,000

Total liabilities	17,246,000	17,429,000

PARTNERS’ EQUITY WNC Housing Tax Credit Fund VI, L.P., Series 6	2,950,000	3,685,000
Other partners	2,199,000	2,214,000

Total partners’ equity	5,149,000	5,899,000

Total liabilities and partners’ equity	$22,395,000	$23,328,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$3,250,000	$3,192,000	$3,157,000

Expenses:
Operating expenses	2,304,000	2,285,000	2,409,000
Interest expense	566,000	551,000	593,000
Depreciation and amortization	1,120,000	1,110,000	1,177,000

Total expenses	3,990,000	3,946,000	4,179,000

Net loss	$(740,000)	$(754,000)	$(1,022,000)

Net loss allocable to the Partnership	$(735,000)	$(732,000)	$(974,000)

Net loss recorded by the Partnership	$(31,000)	$(187,000)	$(382,000)

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P.-97.0 (“UD 97.0”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (“Wells Fargo”) for being in default of past due property taxes. Wells Fargo confirmed that the loans were current, but due to the fact that the property taxes were past due, they were suing to call all the notes to be paid in full immediately. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes. WNC Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the General Partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo. The Partnership’s investment balance in this Local Limited Partnership was $0 as of both March 31, 2012 and 2011

West Liberty Family Apartments (“West Liberty”) has been experiencing operational issues. The 20-unit family community is located in West Liberty, KY. As of the date of this report, operational performance is still below the required benchmarks. Physical occupancy was 100% and economic occupancy was 95%, but the Debt Service Coverage Ratio (“DSCR”) was just 0.84 with a negative cash flow of ($1,073) as of the date of this report. This was primarily due to salaries and administrative expenses in excess of what was budgeted as of March 31, 2012. The replacement reserve balance was $25,251 as of the date of this report. The property has a history of operating with a cash flow deficit. Due to the Local General Partner’s past inability to fund these deficits, the Partnership has loaned over $35,000 in the past four years to assist with payables and debt service.

As of the date of this report, West Liberty has elected to cut back on the on-site management hours and is now sharing the hours between this property and other properties they own in the area to reduce expenses incurred due to salaries and administrative cost. This should have a positive effect on its expenses in the coming quarters without having a negative effect on the property’s performance. The property is current on its mortgage payments and with vendor payables. The property currently has an operating reserve balance of $3,683. In the event that the Local General Partner is unable to fund future deficits, the Partnership is prepared to call for their removal and select a replacement. West Liberty is being closely monitored by the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

 NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $2,355 and $4,803 as of March 31, 2012 and 2011, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

Reimbursement of costs incurred by the General Partners or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $111,334 which have been included in investments in Local Limited Partnerships. Accumulated amortization was $111,334 for all periods presented.

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $61,408, $63,271 and $63,892, were incurred during the years ended March 31, 2012, 2011 and 2010 of which $0, $30,000 and $10,000 was paid during the years ended March 31, 2012, 2011 and 2010 , respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $0, $34,000 and $10,000 during the years ended March 31, 2012, 2011 and 2010, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2012	2011
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$169,668	$47,840
Asset management fee payable	282,727	221,319

Total	$452,395	$269,159

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2012

Income	$1,000	$-	$-	$-

Operating expenses and loss	(274,000)	(29,000)	(120,000)	(24,000)

Loss from operations	(273,000)	(29,000)	(120,000)	(24,000)

Equity in losses of Local Limited Partnerships	(28,000)	(3,000)	-	-

Net loss	(301,000)	(32,000)	(120,000)	(24,000)

Net loss available to Limited Partners	(298,000)	(32,000)	(119,000)	(24,000)

Net loss per Partnership Unit	(15)	(2)	(6)	-

	June 30	September 30	December 31	March 31
2011

Income	$2,000	$4,000	$-	$-

Operating expenses and loss	(386,000)	(23,000)	(23,000)	(46,000)

Loss from operations	(384,000)	(19,000)	(23,000)	(46,000)

Equity in losses of Local Limited Partnerships	(59,000)	(49,000)	(49,000)	(30,000)

Gain on sale of Local Limited Partnership	-	-	18,000	-

Net loss	(443,000)	(68,000)	(54,000)	(76,000)

Net loss available to Limited Partners	(439,000)	(67,000)	(53,000)	(75,000))

Net loss per Partnership Unit	(21)	(3)	(3)	(4)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2010

Income	$-	$1,000	$-	$-

Operating expenses and loss	(908,000)	(25,000)	(59,000)	(21,000)

Loss from operations	(908,000)	(24,000)	(59,000)	(21,000)

Equity in losses of Local Limited Partnerships	(167,000)	(74,000)	(71,000)	(71,000)

Net loss	(1,075,000)	(98,000)	(130,000)	(92,000)

Net loss available to Limited Partners	(1,064,000)	(97,000)	(129,000)	(91,000)

Net loss per Partnership Unit	(52)	(5)	(6)	(4)

NOTE 5 – CAPITAL CONTRIBUTIONS

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

(b) Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c) Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are included in the following list, which also includes certain officers of WNC Capital Corporation:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

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

(a) Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. “Invested Assets” means the sum of the Partnership’s original investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Management fees of $61,408, $63,271 and $63,892 were incurred during the years ended March 31, 2012, 2011 and 2010 of which $0, $30,000 and $10,000 was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) property management services actually rendered by the General Partner or its affiliates respecting the Housing Complexes owned by Local Limited Partnerships, or (iii) disposition services in connection with the sale of any Housing Complex owned by a Local Limited Partnership, for which a subordinated disposition fee may be payable. The Partnership had completed its investment stage, so no compensation for the services in (i) was paid during the periods covered by this report and none will be paid in the future. None of the compensation described in (ii) or (iii) above was paid or payable for such services during the periods covered by this report.

(b) Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by the General Partner, an Affiliate of the General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with the General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

The Agreement provides that no such reimbursement shall be permitted for services for which the General Partner or any of its affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “controlling person” of the General Partner or any affiliate of the General Partner. For the purposes of Section 5.3.4, “controlling person” includes, but is not limited to, any person, however titled, who performs functions for the General Partner or any affiliate of the General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in the General Partner or any affiliate of the General Partner or a person having the power to direct or cause the direction of the General Partner or any affiliate of the General Partner, whether through the ownership of voting securities, by contract or otherwise.

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $121,829, $40,397 and $17,559 during the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $0, $34,000 and $10,000 during the years ended March 31, 2012, 2011 and 2010, respectively.

(c) Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $4,000, $6,500 and $16,200, for the General Partner for the years ended December 31, 2011, 2010 and 2009, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2012, 2011 and 2010.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011

Audit Fees	$90,263	$27,232
Tax Fees	3,035	3,035
TOTAL	$93,298	$30,267

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets, March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012, 2011 and 2010

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011 and 2010

Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership			As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent To Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Boonville Associates I, L.P.	Boonville, Missouri	$2,195,000	$2,195,000	$165,000	$3,751,000	$-	$569,000	$165,000	$3,751,000	1,499,000	$2,417,000

Brighton Ridge Limited Partnership	Edgefield, South Carolina	926,000	926,000	75,000	2,307,000	$33,000	515,000	75,000	2,340,000	852,000	1,563,000

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	1,040,000	1,040,000	300,000	1,509,000	$325,000	665,000	305,000	1,829,000	747,000	1,387,000

Country Club Investors, L.P.	Richmond, Virginia	305,000	305,000	323,000	3,404,000	$350,000	2,272,000	323,000	3,754,000	1,802,000	2,275,000

Desloge Associates I, L.P.	Desloge, Missouri	1,059,000	1,059,000	50,000	2,021,000	$89,000	466,000	50,000	2,110,000	957,000	1,203,000

Kechel Towers, L.P.	Logansport, Indiana	1,348,000	1,348,000	3,000	1,895,000	$234,000	222,000	3,000	2,129,000	929,000	1,203,000

Ottawa I, L.P.	Oglesby, Illinois	403,000	403,000	32,000	2,003,000	$128,000	1,373,000	32,000	2,131,000	1,077,000	1,086,000

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	514,000	514,000	60,000	2,597,000	$313,000	1,834,000	60,000	2,910,000	1,458,000	1,512,000

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	255,000	255,000	40,000	956,000	29,000	626,000	40,000	985,000	308,000	717,000

WNC Housing Tax Credit Fund VI, L.P., Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership				As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Summer Wood, Ltd.	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	69,000		871,000	61,000	2,124,000	734,000	1,451,000

United Development Co. 97.0, L.P.	Memphis, Tennessee	2,813,000	2,813,000	182,000	4,266,000	-		1,143,000	182,000	4,266,000	1,957,000	2,491,000

Wagner Partnership Associates I, L.P.	Wagner, South Dakota	232,000	232,000	147,000	1,133,000	87,000		789,000	147,000	1,220,000	374,000	993,000

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(912,000	)(1)	1,137,000	120,000	460,000	91,000	489,000

West Mobile County Housing, Ltd.	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	2,000		1,169,000	100,000	3,132,000	1,138,000	2,094,000

		$14,503,000	$14,503,000	$1,658,000	$32,399,000	$747,000		$13,651,000	$1,663,000	$33,141,000	$13,923,000	$20,881,000

(1) Impairment charge recorded as a result of a permanent decline in value.

WNC Housing Tax Credit Fund VI, L.P., Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2012

Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Boonville Associates I, L.P.	$187,000	$(83,000)	2000	27.5

Brighton Ridge Limited Partnership	321,000	48,000	1998	40

Cotton Mill Elderly Living Center, L.P.	120,000	(114,000)	1999	27.5

Country Club Investors, L.P.	649,000	(17,000)	1999	27.5

Desloge Associates I, L.P.	123,000	(64,000)	1998	27.5

Kechel Towers, L.P.	131,000	(76,000)	1998	27.5

Ottawa I, L.P.	159,000	(63,000)	1999	27.5

Preservation Partners I, L.P.	330,000	(41,000)	1999	27.5

St. Susanne Associates I, L.P.	87,000	(17,000)	1999	40

Summer Wood Ltd.	98,000	(60,000)	1999	40

United Development Co.97.0, L.P.	429,000	(140,000)	1998	27.5

Wagner Partnership 99 Limited Partnership	141,000	(42,000)	2000	40

West Liberty Family Apartments, Ltd.	78,000	(26,000)	2001	40

West Mobile County Housing, Ltd.	239,000	(46,000)	1999	40

	$3,092,000	$(740,000)

WNC Housing Tax Credit Fund VI, L.P., Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership			As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Boonville Associates I, L.P.	Boonville, Missouri	$2,195,000	$2,195,000	$165,000	$3,751,000	$(1,000)	$590,000	$165,000	3,750,000	1,367,000	2,548,000

Brighton Ridge Limited Partnership	Edgefield, South Carolina	926,000	926,000	75,000	2,307,000	$32,000	575,000	75,000	2,339,000	792,000	1,622,000

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	1,040,000	1,040,000	300,000	1,509,000	$325,000	680,000	305,000	1,829,000	679,000	1,455,000

Country Club Investors, L.P.	Richmond, Virginia	305,000	305,000	323,000	3,404,000	$343,000	2,338,000	323,000	3,747,000	1,682,000	2,388,000

Desloge Associates I, L.P.	Desloge, Missouri	1,059,000	1,059,000	50,000	2,021,000	$82,000	481,000	50,000	2,103,000	878,000	1,275,000

Kechel Towers, L.P.	Logansport, Indiana	1,348,000	1,348,000	3,000	1,895,000	$208,000	223,000	3,000	2,103,000	846,000	1,260,000

Ottawa I, L.P.	Oglesby, Illinois	403,000	403,000	32,000	2,003,000	$106,000	1,388,000	32,000	2,109,000	995,000	1,146,000

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	514,000	514,000	60,000	2,597,000	$283,000	1,859,000	60,000	2,880,000	1,343,000	1,597,000

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	255,000	255,000	40,000	956,000	22,000	630,000	40,000	978,000	281,000	737,000

WNC Housing Tax Credit Fund VI, L.P., Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership				As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Summer Wood, Ltd.	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	60,000		871,000	61,000	2,115,000	677,000	1,499,000

United Development Co. 97.0, L.P.$	Memphis, Tennessee	2,813,000	2,813,000	182,000	4,266,000	-		1,165,000	182,000	4,266,000	1,818,000	2,630,000

Wagner Partnership Associates I, L.P.	Wagner, South Dakota	232,000	232,000	147,000	1,133,000	85,000		794,000	147,000	1,218,000	334,000	1,031,000

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(911,000	)(1)	1,142,000	120,000	461,000	75,000	506,000

West Mobile County Housing, Ltd.	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	2,000		1,197,000	100,000	3,132,000	1,056,000	2,176,000

		$14,503,000	$14,503,000	$1,658,000	$32,399,000	$636,000		$13,933,000	$1,663,000	$33,030,000	$12,823,000	$21,870,000

(1) Impairment charge recorded as a result of a permanent decline in value.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Boonville Associates I, L.P.	$183,000	$(111,000)	2000	27.5

Brighton Ridge Limited Partnership	312,000	39,000	1998	40

Cotton Mill Elderly Living Center, L.P.	134,000	(85,000)	1999	27.5

Country Club Investors, L.P.	578,000	(67,000)	1999	27.5

Desloge Associates I, L.P.	113,000	(70,000)	1998	27.5

Kechel Towers, L.P.	131,000	(86,000)	1998	27.5

Ottawa I, L.P.	168,000	(50,000)	1999	27.5

Preservation Partners I, L.P.	323,000	11,000	1999	27.5

St. Susanne Associates I, L.P.	87,000	(17,000)	1999	40

Summer Wood Ltd.	82,000	(86,000)	1999	40

United Development Co. 97.0, L.P.	429,000	(140,000)	1998	27.5

Wagner Partnership 99 Limited Partnership	131,000	(39,000)	2000	40

West Liberty Family Apartments, Ltd.	76,000	(27,000)	2001	40

West Mobile County Housing, Ltd.	240,000	(26,000)	1999	40

	$2,987,000	$(754,000)

WNC Housing Tax Credit Fund VI, L.P., Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010

		As of March 31, 2010		Initial Cost to Partnership			As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Boonville Associates I, L.P.	Boonville, Missouri	$2,195,000	$2,195,000	$165,000	$3,751,000	$(1,000)	$620,000	$165,000	3,750,000	1,236,000	2,679,000

Brighton Ridge Limited Partnership	Edgefield, South Carolina	926,000	926,000	75,000	2,307,000	$31,000	630,000	75,000	2,338,000	734,000	1,679,000

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	1,040,000	1,040,000	300,000	1,509,000	$325,000	694,000	305,000	1,829,000	611,000	1,523,000

Country Club Investors, L.P.	Richmond, Virginia	305,000	305,000	323,000	3,404,000	$340,000	2,399,000	323,000	3,744,000	1,565,000	2,502,000

Desloge Associates I, L.P.	Desloge, Missouri	1,059,000	1,059,000	50,000	2,021,000	$79,000	495,000	50,000	2,100,000	800,000	1,350,000

Kechel Towers, L.P.	Logansport, Indiana	1,348,000	1,348,000	3,000	1,895,000	$207,000	234,000	3,000	2,102,000	767,000	1,338,000

Ottawa I, L.P.	Oglesby, Illinois	403,000	403,000	32,000	2,003,000	$99,000	1,402,000	32,000	2,102,000	914,000	1,220,000

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	514,000	514,000	60,000	2,597,000	$254,000	1,994,000	60,000	2,851,000	1,229,000	1,682,000

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	255,000	255,000	40,000	956,000	17,000	634,000	40,000	973,000	254,000	759,000

WNC Housing Tax Credit Fund VI, L.P., Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010

		As of March 31, 2010		Initial Cost to Partnership				As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Summer Wood, Ltd.	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	25,000		834,000	61,000	2,080,000	623,000	1,518,000

Trenton Village Apartments, L.P. (1)	Trenton, Missouri	1,018,000	1,018,000	56,000	2,068,000	19,000		570,000	56,000	2,087,000	583,000	1,560,000

United Development Co. 97.0, L.P.	Memphis, Tennessee	2,813,000	2,813,000	182,000	4,266,000	24,000		1,187,000	182,000	4,290,000	1,678,000	2,794,000

Wagner Partnership Associates I, L.P.	Wagner, South Dakota	232,000	232,000	147,000	1,133,000	70,000		798,000	147,000	1,203,000	295,000	1,055,000

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(912,000	)(2)	1,196,000	120,000	460,000	58,000	522,000

West Mobile County Housing, Ltd.	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	2,000		1,224,000	100,000	3,132,000	973,000	2,259,000

		$15,521,000	$15,521,000	$1,714,000	$34,467,000	$579,000		$14,911,000	$1,719,000	$35,041,000	$12,320,000	$24,440,000

(1) The Partnership sold its Local Limited Partnership Interest subsequent to March 31, 2010.

(2) Impairment charge recorded as a result of a permanent decline in value.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010

Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Boonville Associates I, L.P.	$177,000	$(127,000)	2000	27.5

Brighton Ridge Limited Partnership	301,000	(6,000)	1998	40

Cotton Mill Elderly Living Center, L.P.	133,000	(80,000)	1999	27.5

Country Club Investors, L.P.	548,000	(146,000)	1999	27.5

Desloge Associates I, L.P.	104,000	(57,000)	1998	27.5

Kechel Towers, L.P.	128,000	(85,000)	1998	27.5

Ottawa I, L.P.	164,000	(52,000)	1999	27.5

Preservation Partners I, L.P.	299,000	(63,000)	1999	27.5

St. Susanne Associates I, L.P.	87,000	(8,000)	1999	40

Summer Wood Ltd.	110,000	(51,000)	1999	40

Trenton Village Apartments, L.P. (1)	114,000	(39,000)	1998	40

United Development Co. 97.0, L.P.	427,000	(148,000)	1998	27.5

Wagner Partnership 99 Limited Partnership	125,000	(29,000)	2000	40

West Liberty Family Apartments, Ltd.	77,000	(63,000)	2001	40

West Mobile County Housing, Ltd.	220,000	(68,000)	1999	40

	$3,014,000	$(1,022,000)

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
President of WNC & Associates, Inc

Date: June 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 22, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 22, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 22, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 22, 2012

