Form 10-Q
period 2012-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2012-08-08
CIK 1037156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [X]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS

Cash	$7,112	$5,112
Investments in Local Limited Partnerships, net (Notes 2 and 3)	9,902	54,147

Total Assets	$17,014	$59,259

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$502,852	$452,395

Total Liabilities	502,852	452,395

Partners’ Deficit:
General Partner	(174,688)	(173,761)
Limited Partners (25,000 Partnership Units authorized; 20,500 Partnership Units issued and outstanding)	(311,150)	(219,375)

Total Partners’ Deficit	(485,838)	(393,136)

Total Liabilities and Partners’ Deficit	$17,014	$59,259

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	Three Months	Three Months

Reporting fees	$2,000	$500

Operating expenses and loss:
Amortization (Note 2)	785	1,601
Asset management fees (Note 3)	15,352	15,352
Impairment loss	43,460	250,984
Legal and accounting fees	30,254	3,955
Other	4,851	2,285

Total operating expenses and loss	94,702	274,177

Loss from operations	(92,702)	(273,677)

Equity in losses of Local
Limited Partnerships (Note 2)	-	(27,637)

Net loss	$(92,702)	$(301,314)

Net loss allocated to:
General Partner	$(927)	$(3,013)

Limited Partners	$(91,775)	$(298,301)

Net loss per Partnership Unit	$(4)	$(15)

Outstanding weighted Partnership Units	20,500	20,500

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2012	$(173,761)	$(219,375)	$(393,136)

Net loss	(927)	(91,775)	(92,702)

Partners’ deficit at June 30, 2012	$(174,688)	$(311,150)	$(485,838)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(92,702)	$(301,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	785	1,601
Impairment loss	43,460	250,984
Equity in losses of Local Limited Partnerships	-	27,637
Increase in accrued fees and expenses due to
General Partner and affiliates	50,457	21,592

Net cash provided by operating activities	2,000	500

Net increase in cash and cash equivalents	2,000	500

Cash, beginning of period	5,112	13,544

Cash, end of period	$7,112	$14,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended June 30, 2012

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

For the Quarterly Period Ended June 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the Housing Complexes have completed their 15-year Compliance Period as of June 30, 2012.

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

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2012.

As of March 31, 2012, the Partnership sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2012

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of both June 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense was $785 and $1,601 for the three months ended June 30, 2012 and 2011 respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $0 and $192,213, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the three months ended June 30, 2012 and 2011, impairment loss on the intangibles was $43,460 and $58,771, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in fourteen Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 576 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2012	For the Year Ended March 31, 2012

Investments per balance sheet, beginning of period	$54,147	$339,938
Impairment loss	(43,460)	(250,984)
Equity in losses of Local Limited Partnerships	-	(30,851)
Amortization of capitalized acquisition fees and costs	(785)	(3,956)

Investments per balance sheet, end of period	$9,902	$54,147

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Three Months Ended June 30, 2012	For the Year Ended March 31, 2012
Investments in Local Limited Partnerships, net	$-	$-
Acquisition fees and costs, net of accumulated amortization of $0 and $2,355	9,902	54,147
Investments per balance sheet, end of period	$9,902	$54,147

Selected financial information for the three months ended June 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$813,000	$798,000

Expenses:
Interest expense	142,000	138,000
Depreciation and amortization	280,000	277,000
Operating expenses	576,000	571,000
Total expenses	998,000	986,000

Net loss	$(185,000)	(188,000)
Net loss allocable to the Partnership	$(184,000)	$(183,000)
Net loss recorded by the Partnership	$-	$(28,000)

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P.-97.0 (“UD 97.0”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (“Wells Fargo”) for being in default of past due property taxes. Wells Fargo confirmed that the loans were current, but due to the fact that the property taxes were past due, they were suing to call all the notes to be paid in full immediately. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the end of May 2012, the General Partner has continued to comply with the agreements to pay the delinquent property taxes. As of the date of this report a date has not been established for the receivership proceedings by Wells Fargo. A meeting was held by Associates July 25, 2012 to address the failure to pay the 2011 audits, tax returns, and ineffectiveness of the management company. The Partnership’s investment balance in this Local Limited Partnership was $0 as of both June 30, 2012 and March 31, 2012.

West Liberty Family Apartments (“West Liberty”) has been experiencing operational issues. The 20-unit family community is located in West Liberty, KY. As of the date of this report, physical occupancy has improved to 95%, but the Debt Coverage Ratio (DCR) remains below 1.0 but greater than 0.85. This is primarily due to repair and maintenance expenses over budget for the period. Storm damage in the fourth quarter prompted the need for additional repairs along with continued expenses from units turn over. Cash flow has remained negative for the past two quarters. The property has a history of operating with a cash flow deficit. Due to the Local General Partner’s past inability to fund these deficits, the Partnership has loaned over $20,000 to assist with payables and debt service. In the event that the Local General Partner is unable to fund future deficits, Associates is prepared to call for their removal and select a replacement.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs was $0 and $2,355 as of June 30, 2012 and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $111,334, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $15,352 were incurred during each of the three months ended June 30, 2012 and 2011, none of which was paid during either of the three months ended June 30, 2012 and 2011.

(d)	The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during the three months ended June 30, 2012 and 2011, respectively.

(e)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$204,773	$169,668
Asset management fee payable	298,079	282,727

Total	$502,852	$452,395

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2012 consisted of $7,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $10,000. Liabilities at June 30, 2012 consisted of $503,000of accrued fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The Partnership’s net loss for the three months ended June 30, 2012 was $(93,000), reflecting a decrease of $208,000 from the $(301,000) net loss experienced for the three months ended June 30, 2011. The decrease was largely due to a decrease of $208,000 in impairment loss for the three months ended June 30, 2012. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnerships decreased by $28,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The investment balances reached zero during the prior year, therefore no further equity in losses could be recorded. Accounting and legal expenses increased by $(26,000) for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the timing of the accounting work performed. The reporting fees increased by $1,500 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The net increase in cash during the three months ended June 30, 2012 was $2,000 compared to a net increase in cash for the three months ended June 30, 2011 of $500. During the three months ended June 30,2012, the reporting fees increased by $1,500 compared to the three months ended June 30,2011 as discussed above.

During the three months ended June 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $50,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s condensed financial statements.

Other Matters

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P.-97.0 (“UD 97.0”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (“Wells Fargo”) for being in default of past due property taxes. Wells Fargo confirmed that the loans were current, but due to the fact that the property taxes were past due, they were suing to call all the notes to be paid in full immediately. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the end of May 2012, the General Partner has continued to comply with the agreements to pay the delinquent property taxes. As of the date of this report a date has not been established for the receivership proceedings by Wells Fargo. A meeting was held by Associates July 25, 2012 to address the failure to pay the 2011 audits, tax returns, and ineffectiveness of the management company. The Partnership’s investment balance in this Local Limited Partnership was $0 as of both June 30, 2012 and March 31, 2012.

West Liberty Family Apartments (“West Liberty”) has been experiencing operational issues. The 20-unit family community is located in West Liberty, KY. As of the date of this report, physical occupancy has improved to 95%, but the Debt Coverage Ratio (DCR) remains below 1.0 but greater than 0.85. This is primarily due to repair and maintenance expenses over budget for the period. Storm damage in the fourth quarter prompted the need for additional repairs along with continued expenses from units turn over. Cash flow has remained negative for the past two quarters. The property has a history of operating with a cash flow deficit. Due to the Local General Partner’s past inability to fund these deficits, the Partnership has loaned over $20,000 to assist with payables and debt service. In the event that the Local General Partner is unable to fund future deficits, Associates is prepared to call for their removal and select a replacement.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2012 and June 30, 2011, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: August 7, 2012

By:	/s/ Melanie R. Wenk

Melanie R. Wenk

Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: August 7, 2012

