Form 10-Q
period 2012-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2012-11-09
CIK 1037156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012

ASSETS

Cash	$7,112	$5,112
Investments in Local Limited Partnerships, net (Note 2 and 3)	8,380	54,147

Total Assets	$15,492	$59,259

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$530,188	$452,395

Total Liabilities	530,188	452,395

Partners’ Deficit:
General Partner	(174,977)	(173,761)
Limited Partners (25,000 Partnership Units authorized; 20,500 Partnership Units issued and outstanding)	(339,719)	(219,375)

Total Partners’ Deficit	(514,696)	(393,136)

Total Liabilities and Partners’ Deficit	$15,492	$59,259

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$2,000	$-	$500

Total operating income	-	2,000	-	500

Operating expenses and loss:
Amortization (Note 1)	1,522	2,307	785	2,386
Asset management fees (Note 3)	15,352	30,704	15,352	30,704
Impairment loss (Note 1)	-	43,460	-	250,984
Legal and accounting fees	1,497	31,751	5,035	8,990
Professional services	9,758	10,428	5,940	5,940
Other	729	4,910	1,468	3,753

Total operating expenses and loss	28,858	123,560	28,580	302,757

Loss from operations	(28,858)	(121,560)	(28,580)	(302,257)

Equity in losses of Local Limited Partnerships (Note 2)	-	-	(3,214)	(30,851)

Net loss	$(28,858)	$(121,560)	$(31,794)	$(333,108)

Net loss allocated to:
General Partner	$(289)	$(1,216)	$(318)	$(3,331)

Limited Partners	$(28,569)	$(120,344)	$(31,476)	$(329,777)

Net loss per Partnership Unit	$(1)	$(6)	$(2)	$(16)

Outstanding weighted Partnership Units	20,500	20,500	20,500	20,500

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2012	$(173,761)	$(219,375)	$(393,136)

Net loss	(1,216)	(120,344)	(121,560)

Partners’ deficit at September 30, 2012	$(174,977)	$(339,719)	$(514,696)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(121,560)	$(333,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	2,307	2,386
Equity in losses of Local Limited Partnerships	-	30,851
Impairment loss	43,460	250,984
Increase in accrued fees and expenses due to General Partner and affiliates	77,793	49,387

Net cash provided by operating activities	2,000	500

Net increase in cash and cash equivalents	2,000	500

Cash, beginning of period	5,112	13,544

Cash, end of period	$7,112	$14,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended September 30, 2012

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

For the Quarterly Period Ended September 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the Housing Complexes have completed their 15-year Compliance Period as of September 30, 2012.

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

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2012.

As of March 31, 2012 the Partnership sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2012

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2012

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expenses were $2,307 and $2,386 for the six months ended September 30, 2012 and 2011, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $0 and $192,213, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the six months ended September 30, 2012 and 2011, impairment loss on the intangibles was $43,460 and $58,771, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in fourteen Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex, consisting of an aggregate of 576 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2012	For the Year Ended March 31, 2012

Investments per balance sheet, beginning of period	$54,147	$339,938
Impairment loss	(43,460)	(250,984)
Equity in losses of Local Limited Partnerships	-	(30,851)
Amortization of capitalized acquisition fees and costs	(2,307)	(3,956)

Investments per balance sheet, end of period	$8,380	$54,147

	For the Six Months Ended September 30, 2012	For the Year Ended March 31, 2012

Investments in Local Limited Partnerships, net	$-	$-
Acquisition fees and costs, net of accumulated amortization of $1,522 and $2,355	8,380	54,147
Investments per balance sheet, end of period	$8,380	$54,147

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2012	2011

Revenues	$1,625,000	$1,596,000

Expenses:
Interest expense	283,000	276,000
Depreciation and amortization	560,000	555,000
Operating expenses	1,152,000	1,142,000
Total expenses	1,995,000	1,973,000

Net loss	$(370,000)	$(377,000)
Net loss allocable to the Partnership	$(368,000)	$(366,000)
Net loss recorded by the Partnership	$-	$(31,000)

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

For the Quarterly Period Ended September 30, 2012

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

The Local General Partner hired a local legal counsel who is working with Wells Fargo’s legal counsel to reach a solution and the Partnership has engaged legal counsel from the Memphis area. The management agent has hired a new accountant to implement a new accounting system to satisfy the Wells Fargo reporting requirements. A meeting was held on November 22, 2011 with the county to review a new payment plan on the past due taxes. The Partnership has requested an accurate report reflecting the current status of the delinquent taxes of the Housing Complex with detail on the status and process along with the supporting documents. According to the Partnership’s attorney, a plan was submitted by the General Partner to Wells Fargo and the county calling for a stay of proceedings by Wells Fargo pending 1) a sale of certain properties, 2) the payment of some of the tax delinquencies over time and, 3) the refinancing of properties with the intention of removing Wells Fargo by 2015. The Partnership’s attorney is hopeful that the County and Wells Fargo will cooperate on the tax delinquencies if the payments are made according to the submitted proposal. A meeting was held by Associates July 25, 2012 to address the missing tax returns, audits, and ineffectiveness of the management company. On August 8, 2012 The General Partner provided the necessary information to the CPA in order to complete the tax returns. The Partnership’s investment balance was $0 as of both September 30, 2012 and March 31, 2012. As of the date of this report the General Partner has continued to comply with the agreements to pay the delinquent property taxes.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs was $1,522 and $2,355 as of September 30, 2012 and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $111,334, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized for all periods presented.

(c)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $30,704 were incurred during each of the six months ended September 30, 2012 and 2011, none of which was paid during either of the six months ended September 30, 2012 or 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(d)	The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the six months ended September 30, 2012 and 2011.

(e)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$216,757	$169,668
Asset management fee payable	313,431	282,727

Total	$530,188	$452,395

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2012 consisted of $7,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $8,000. Liabilities at September 30, 2012 consisted of $530,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011. The Partnership’s net loss for the three months ended September 30, 2012 was $(29,000), reflecting a decrease of $3,000 from the $(32,000) net loss experienced for the three months ended September 30, 2011. There was a decrease of $3,000 in equity in losses of Local Limited Partnerships for the three months ended September 30, 2012. The investment balances reached zero during the prior year, therefore no further equity in losses could be recorded. The professional services increased by $(4,000) during the three months ended September 30, 2012 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. Legal and accounting fees decreased by $4,000 for the three months ended September 30, 2012, due to the timing of the accounting work performed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011. The Partnership’s net loss for the six months ended September 30, 2012 was $(122,000), reflecting a decrease of approximately $211,000 from the $(333,000) net loss experienced for the six months ended September 30, 2011. The change was largely due to a decrease of $208,000 in impairment loss for the six months ended September 30, 2012. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnership decreased by $31,000 for the six months ended September 30, 2012. The investment balances reached zero during the prior year, therefore no further equity in losses could be recorded. Legal and accounting fees increased by $(23,000) for the six months ended September 30, 2012 due to the timing of the accounting work performed. The professional services increased by $(4,000) during the six months ended September 30, 2012 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. Reporting fees increased by $2,000 during the six months ended September 30, 2012. Reporting fees and distributions can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011. The net increase in cash during the six months ended September 30, 2012 was $2,000 compared to a net increase in cash for the six months ended September 30, 2012 of $500. The Partnership received $2,000 in reporting fees from Local Limited Partnerships during the six months ended September 30, 2012 compared to $500 received during the six months ended September 30, 2011. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

During the six months ended September 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $78,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through November 30, 2013.

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

The Local General Partner hired a local legal counsel who is working with Wells Fargo’s legal counsel to reach a solution and the Partnership has engaged legal counsel from the Memphis area. The management agent has hired a new accountant to implement a new accounting system to satisfy the Wells Fargo reporting requirements. A meeting was held on November 22, 2011 with the county to review a new payment plan on the past due taxes. The Partnership has requested an accurate report reflecting the current status of the delinquent taxes of the Housing Complex with detail on the status and process along with the supporting documents. According to the Partnership’s attorney, a plan was submitted by the General Partner to Wells Fargo and the county calling for a stay of proceedings by Wells Fargo pending 1) a sale of certain properties, 2) the payment of some of the tax delinquencies over time and, 3) the refinancing of properties with the intention of removing Wells Fargo by 2015. The Partnership’s attorney is hopeful that the County and Wells Fargo will cooperate on the tax delinquencies if the payments are made according to the submitted proposal. A meeting was held by Associates July 25, 2012 to address the missing tax returns, audits, and ineffectiveness of the management company. On August 8, 2012 The General Partner provided the necessary information to the CPA in order to complete the tax returns. The Partnership’s investment balance was $0 as of both September 30, 2012 and March 31, 2012. As of the date of this report the General Partner has continued to comply with the agreements to pay the delinquent property taxes.

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

Item 4. Controls and Procedures (continued)

(b)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting

.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.3	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.4	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the six-month periods ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: November 9, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 9, 2012

