Form 10-Q
period 2012-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2013-02-08
CIK 1037156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012

ASSETS

Cash	$7,113	$5,112
Investments in Local Limited Partnerships, net (Notes 2 and 3)	8,234	54,147

Total Assets	$15,347	$59,259

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	549,353	452,395

Total Liabilities	549,353	452,395

Partners’ Deficit:
General Partner	(175,170)	(173,761)
Limited Partners (25,000 Partnership Units authorized; 20,500 Partnership Units issued and outstanding)	(358,836)	(219,375)

Total Partners’ Deficit	(534,006)	(393,136)

Total Liabilities and Partners’ Deficit	$15,347	$59,259

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012		2011
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$2,000	-	$500

Total operating income	-	2,000	-	500

Operating expenses and loss:
Amortization (Note 1)	146	2,453	785	3,171
Asset management fees (Note 3)	15,352	46,056	15,352	46,056
Impairment loss (Note 1)	-	43,460	-	250,984
Legal and accounting fees	2,381	34,132	91,787	100,777
Professional services	409	10,837	515	6,455
Write off of advances to Local Limited Partnerships	-	-	8,932	8,932
Other	1,022	5,932	2,174	5,927

Total operating expenses and loss	19,310	142,870	119,545	422,302

Loss from operations	(19,310)	(140,870)	(119,545)	(421,802)

Equity in losses of Local Limited Partnerships (Note 2)	-	-	-	(30,851)

Interest income	-	-	1	1

Net loss	$(19,310)	$(140,870)	$(119,544)	$(452,652)

Net loss allocated to:
General Partner	$(193)	$(1,409)	$(1,196)	$(4,527)

Limited Partners	$(19,117)	$(139,461)	$(118,348)	$(448,125)

Net loss per Partnership Unit	$(1)	$(7)	$(6)	$(22)

Outstanding weighted Partnership Units	20,500	20,500	20,500	20,500

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2012

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2012	$(173,761)	$(219,375)	$(393,136)

Net loss	(1,409)	(139,461)	(140,870)

Partners’ deficit at December 31, 2012	$(175,170)	$(358,836)	$(534,006)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(140,870)	$(452,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	2,453	3,171
Equity in losses of Local Limited Partnerships	-	30,851
Impairment loss	43,460	250,984
Increase in accrued fees and expenses due to General Partner and affiliates	96,958	159,214

Net cash provided by (used in) operating activities	2,001	(8,432)

Cash flows from investing activities:
Advances to Local Limited Partnerships	-	(8,932)
Write off of advances to Local Limited Partnerships	-	8,932

Net cash provided by (used in) investing activities	-	-

Net increase (decrease) in cash	2,001	(8,432)

Cash, beginning of period	5,112	13,544

Cash, end of period	$7,113	$5,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended December 31, 2012

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

For the Quarterly Period Ended December 31, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the Housing Complexes have completed their 15-year Compliance Period as of December 31, 2012.

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2012.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2012

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2012 and March 31, 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2012

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expenses were $2,453 and $3,171 for the nine months ended December 31, 2012 and 2011, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $0 and $192,213, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the nine months ended December 31, 2012 and 2011, impairment loss on the intangibles was $43,460 and $58,771, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in fourteen Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex, consisting of an aggregate of 576 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2012	For the Year Ended March 31, 2012

Investments per balance sheet, beginning of period	$54,147	$339,938
Impairment loss	(43,460)	(250,984)
Equity in losses of Local Limited Partnerships	-	(30,851)
Amortization of capitalized acquisition fees and costs	(2,453)	(3,956)

Investments per balance sheet, end of period	$8,234	$54,147

	For the Nine Months Ended December 31, 2012	For the Year Ended March 31, 2012
Investments in Local Limited Partnerships, net	$-	$-
Acquisition fees and costs, net of accumulated amortization of $1,668 and $2,355	8,234	54,147
Investments per balance sheet, end of period	$8,234	$54,147

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$2,438,000	$2,394,000

Expenses:
Interest expense	425,000	414,000
Depreciation and amortization	840,000	833,000
Operating expenses	1,728,000	1,713,000
Total expenses	2,993,000	2,960,000

Net loss	$(555,000)	$(566,000)
Net loss allocable to the Partnership	$(552,000)	$(549,000)
Net loss recorded by the Partnership	$-	$(31,000)

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

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co.,-97.0 (“UD 97.0”) and United Development Co.,-97.0 (“97.0”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of past due property taxes. Wells Fargo Bank holds the mortgage notes on these Housing Complexes as well as additional properties managed by this Local General Partner. Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call for all the notes to be paid in full immediately.

The Local General Partner hired local legal counsel who was working with Wells Fargo’s legal counsel to reach a solution. The Partnership also engaged legal counsel from the Memphis area. A meeting was held on November 22, 2011 with the City and the County to review a new payment plan for the past due taxes. The Partnership requested an accurate report reflecting the current status of the delinquent taxes of the Housing Complexes with detail on the status and process along with the supporting documents. According to the Partnership’s attorney, a plan was submitted by the General Partner to Wells Fargo and the County and City calling for a stay of proceedings by Wells Fargo pending 1) a sale of certain properties, 2) the payment of some of the tax delinquencies over time and, 3) the refinancing of properties with the intention of removing Wells Fargo by 2015. The Partnership’s attorney was hopeful that the County, City and Wells Fargo would cooperate on the tax delinquencies if the payments were made according to the submitted proposal. A meeting was held by Associates on July 25, 2012 to address the missing tax returns, audits, and ineffectiveness of the management company. On August 8, 2012 the General Partner provided the necessary information to the CPA in order to complete the tax returns. The Partnership’s investment balance was $0 as of both December 31, 2012 and March 31, 2012.

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of these partnerships, the replacement General Partner has elected to file bankruptcy. Local bankruptcy counsel has been hired, all filings are prepared and the actual filing occurred on January 22, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2012

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs was $1,668 and $2,355 as of December 31, 2012 and March 31, 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $111,334, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized for all periods presented.

(c)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $46,056 were incurred during each of the nine months ended December 31, 2012 and 2011, none of which was paid during either of the nine months ended December 31, 2012 and 2011.

(d)	The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during the nine months ended December 31, 2012 and 2011.

(e)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2012	March 31, 2012

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$220,570	$169,668
Asset management fee payable	328,783	282,727

Total	$549,353	$452,395

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2012 consisted of $7,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $8,000. Liabilities at December 31, 2012 consisted of $549,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011. The Partnership’s net loss for the three months ended December 31, 2012 was $(19,000), reflecting a decrease of $101,000 from the $(120,000) net loss experienced for the three months ended December 31, 2011. The change was partially due to a decrease of $89,000 in legal and accounting fees for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 due to the timing of the accounting work performed. The amortization expense decreased by $1,000 for the three months ended December 31, 2012. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is reassessed. During the three months ended December 31, 2011, the Partnership advanced $(9,000) to Local Limited Partnerships for their operating expenses compared to no advances made during the three months ended December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011. The Partnership’s net loss for the nine months ended December 31, 2012 was $(141,000), reflecting a decrease of approximately $312,000 from the $(453,000) net loss experienced for the nine months ended December 31, 2011. The change was largely due to a decrease of $208,000 in impairment loss for the nine months ended December 31, 2012. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. The equity in losses of Local Limited Partnership decreased by $31,000 for the nine months ended December 31, 2012. All investment were reduced to zero in the prior period, therefore no further equity losses could be recorded. The amortization expense decreased by $1,000 for the nine months ended December 31, 2012. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is reassessed. Legal and accounting fees decreased by $67,000 for the nine months ended December 31, 2012 due to the timing of the accounting work performed. The professional services increased by $(4,000) during the nine months ended December 31, 2012 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. Reporting fees increased by $2,000 for the nine months ended December 31, 2012. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011. The net increase in cash during the nine months ended December 31, 2012 was $2,000 compared to a net decrease in cash for the nine months ended December 31, 2011 of $(8,000). The Partnership received $2,000 in reporting fees from Local Limited Partnerships during the nine months ended December 31, 2012 compared to $500 received during the nine months ended December 31, 2011. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment. During the nine months ended December 31, 2011, the Partnership advanced $(9,000) to Local Limited Partnerships for their operating expenses compared to no advance during the nine months ended December 31, 2012.

During the nine months ended December 31, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $97,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through February 28, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Matters

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co.,-97.0 (“UD 97.0”) and United Development Co.,-97.0 (“97.0”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of past due property taxes. Wells Fargo Bank holds the mortgage notes on these Housing Complexes as well as additional properties managed by this Local General Partner. Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call for all the notes to be paid in full immediately.

The Local General Partner hired local legal counsel who was working with Wells Fargo’s legal counsel to reach a solution. The Partnership also engaged legal counsel from the Memphis area. A meeting was held on November 22, 2011 with the City and the County to review a new payment plan for the past due taxes. The Partnership requested an accurate report reflecting the current status of the delinquent taxes of the Housing Complexes with detail on the status and process along with the supporting documents. According to the Partnership’s attorney, a plan was submitted by the General Partner to Wells Fargo and the County and City calling for a stay of proceedings by Wells Fargo pending 1) a sale of certain properties, 2) the payment of some of the tax delinquencies over time and, 3) the refinancing of properties with the intention of removing Wells Fargo by 2015. The Partnership’s attorney was hopeful that the County, City and Wells Fargo would cooperate on the tax delinquencies if the payments were made according to the submitted proposal. A meeting was held by Associates on July 25, 2012 to address the missing tax returns, audits, and ineffectiveness of the management company. On August 8, 2012 the General Partner provided the necessary information to the CPA in order to complete the tax returns. The Partnership’s investment balance was $0 as of both December 31, 2012 and March 31, 2012.

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of these partnerships, the replacement General Partner has elected to file bankruptcy. Local bankruptcy counsel has been hired, all filings are prepared and the actual filing occurred occur on Tuesday, January 22, 2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and nine-month periods ended December 31, 2012 and December 31, 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011 and (iv) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934

 .

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

Date: February 8, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk

Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 8, 2013

