Form 10-K
period 2013-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2013-06-18
CIK 1037156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Pursuant to a registration statement prospectus and supplements thereto, filed with the U.S. Securities and Exchange Commission, on June 23, 1997, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. As of March 31, 2013, a total of 20,495 Partnership Units remain outstanding. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

The Partnership originally invested in fifteen Local Limited Partnerships, one has been sold or otherwise disposed of as of March 31, 2013. Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year Compliance Period of the fourteen Housing Complexes:

Expiration Date for 15-year Compliance Period
Local Limited Partnership Name	Compliance Period Expiration Date

Boonville Associates I, L.P.	2016
Brighton Ridge Apartments L.P.	2014
Cotton Mill Elderly Living Center, L.P.	2016
Country Club Investors, L.P.	2013
Desloge Associates I, L.P.	2014
Kechel Towers, L.P.	2014
Ottawa I, L.P.	2013
Preservation Partners I, L.P.	2013
St. Susanne Associates I, L.P.	2015
Summer Wood Ltd.	2014
United Development Co., L.P. – 97.0	2013
Wagner Partnership 99 Limited Partnership	2016
West Liberty Family Apartments, Ltd.	2017
West Mobile County Housing, Ltd.	2014

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

As of March 31, 2011, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apts., LP.

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

Low Income Housing Tax Credits might be less than anticipated. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership. Although each Housing Complex has completed its Compliance Period, the IRS generally can audit an information income tax return for a period of three years following the filing date of the return. A determination by the IRS that the amount of Low Income Housing Tax Credits taken for an open year could result in a recapture of credits with interest. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

●	an unlimited amount of passive income, which is income from entities such as the Partnership, and
●	$25,000 in income from other sources.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.
●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner’s return may be derived only from the Low Income Housing Tax Credits and tax losses.

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

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,
●	the availability and cost of mortgage financing,
●	monetary inflation,
●	tax, environmental, land use and zoning policies,
●	the supply of and demand for similar properties,
●	neighborhood conditions,
●	the availability and cost of utilities and water.

For each of the years ended March 31, 2013, 2012 and 2011 a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2013, 2012 and 2011 impairment loss related to investments in Local Limited Partnerships was $43,460, $250,984 and $365,384, respectively.

c.	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,
●	which are peculiar to individual Limited Partners, or
●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
●	the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

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

At risk rules might limit deduction of the Partnership’s losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and
●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

●	he sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
●	he adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,
●	among the Limited Partners, or
●	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or
●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,
●	are excessive and may not be capitalized or deducted in full,
●	should be capitalized and not deducted, or
●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
●	the adjusted basis of a Housing Complex used to compute depreciation,
●	the correct deduction of fees,
●	the amortization of organization and offering expenses and start-up expenditures.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,
●	amend the Partnership Agreement,
●	Terminate the Partnership.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $61,000, $61,000 and $33,000 for the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $61,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

The Partnership currently has insufficient working capital to fund its operations. Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P. Series 6

			As of March 31, 2013		As of December 31, 2012
			Partnership’s
			Total			Estimated
			Investment	Amount of		Aggregate Low	Mortgage
			in Local	Investment		Income	Balances of Local
Local Limited			Limited	Paid to	Number of	Housing Tax	Limited
Partnership Name	Location	General Partner Name	Partnership	Date	Units	Credits (1)	Partnership

Boonville Associates I, L.P.	Boonville, Missouri	Central Missouri Counties’ Human Development Corporation	$2,195,000	$2,195,000	48	$3,027,000	$539,000

Brighton Ridge Apartments, L.P.	Edgefield, South Carolina	The Piedmont Foundation of South Carolina, Inc.	926,000	926,000	44	1,302,000	451,000

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	Elderly Living Development, Inc. and Quad Cities Redevelopment Resources, Inc.	1,040,000	1,040,000	31	1,445,000	649,000

Country Club Investors, L.P.	Richmond, Virginia	Mark-Dana Corporation	305,000	305,000	97	359,000	2,200,000

Desloge Associates I, L.P.	Desloge, Missouri	East Missouri Action Agency, Inc.	1,059,000	1,059,000	32	1,629,000	452,000

Kechel Towers, L.P.	Logansport, Indiana	Compass Square Development Corporation	1,348,000	1,348,000	23	1,258,000	217,000

Ottawa I, L.P.	Oglesby, Illinois	Michael K. Moore	403,000	403,000	32	592,000	1,357,000

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	Michael K. Moore and Affordable Housing Development Fund, Inc.	514,000	514,000	60	756,000	1,808,000

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	Southwind Community Development	255,000	255,000	16	337,000	622,000

Summer Wood Ltd.	Camden, Alabama	ACHR Housing Corporation	1,237,000	1,237,000	32	1,707,000	875,000

WNC Housing Tax Credit Fund VI, L.P. Series 6

			As of March 31, 2013		As of December 31, 2012
			Partnership’s
			Total			Estimated
			Investment	Amount of		Aggregate Low	Mortgage
			in Local	Investment		Income	Balances of Local
Local Limited			Limited	Paid to	Number of	Housing Tax	Limited
Partnership Name	Location	General Partner Name	Partnership	Date	Units	Credits (1)	Partnership

United Development Co., L.P. - 97.0	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	2,813,000	2,813,000	60	4,107,000	1,150,000

Wagner Partnership 99 Limited Partnership	Wagner, South Dakota	Lutheran Social Services of South Dakota and Weinburg Investments, Inc.	232,000	232,000	26	334,000	783,000

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	Joe B. Curd, Jr. and Janie Sheets Curd	318,000	318,000	20	474,000	1,258,000

West Mobile County Housing, Ltd.	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	1,858,000	1,858,000	55	2,543,000	1,137,000

			$14,503,000	$14,503,000	576	$19,870,000	$13,498,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Substantially all of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

WNC Housing Tax Credit Fund VI, L.P. Series 6

	For the Year Ended December 31, 2012
			Low Income
			Housing Tax
		Net Income	Credits Allocated to
Local Limited Partnership Name	Rental Income	(Loss)	Partnership

Boonville Associates I, L.P.	$180,000	$(101,000)	99.97%

Brighton Ridge Apartments L.P.	331,000	41,000	98.99%

Cotton Mill Elderly Living Center, L.P.	127,000	(45,000)	99.98%

Country Club Investors, L.P.	678,000	(23,000)	66.99%

Desloge Associates I, L.P.	124,000	(56,000)	99.89%

Kechel Towers, L.P.	131,000	(76,000)	99.98%

Ottawa I, L.P.	158,000	(63,000)	99.98%

Preservation Partners I, L.P.	336,000	(43,000)	99.98%

St. Susanne Associates I, L.P.	87,000	(12,000)	99.98%

Summer Wood Ltd.	100,000	(49,000)	99.98%

United Development Co., L.P. - 97.0	391,000	(98,000)	99.98%

Wagner Partnership 99 Limited Partnership	129,000	(39,000)	99.98%

West Liberty Family Apartments, Ltd.	80,000	(28,000)	99.98%

West Mobile County Housing, Ltd.	225,000	(71,000)	99.98%

	$3,077,000	$(663,000)

WNC Housing Tax Credit Fund VI, L.P. Series 6

			Occupancy Rates
			As of December 31,
Local Limited
Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Boonville Associates I, L.P.	Boonville, Missouri	Central Missouri Counties’ Human Development Corporation	98%	94%	100%	98%	90%

Brighton Ridge Apartments, L.P.	Edgefield, South Carolina	The Piedmont Foundation of South Carolina, Inc.	100%	95%	93%	93%	95%

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	Elderly Living Development, Inc. and Quad Cities Redevelopment Resources, Inc.	87%	100%	94%	94%	84%

Country Club Investors, L.P.	Richmond, Virginia	Mark-Dana Corporation	97%	96%	81%	87%	80%

Desloge Associates I, L.P.	Desloge, Missouri	East Missouri Action Agency, Inc.	88%	97%	100%	100%	94%

Kechel Towers, L.P.	Logansport, Indiana	Compass Square Development Corporation	100%	100%	100%	100%	100%

Ottawa I, L.P.	Oglesby, Illinois	Michael K. Moore	88%	88%	88%	88%	100%

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	Michael K. Moore and Affordable Housing Development Fund, Inc.	94%	94%	97%	97%	94%

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	Southwind Community Development	100%	100%	100%	100%	100%

Summer Wood Ltd.	Camden, Alabama	ACHR Housing Corporation	78%	84%	75%	94%	84%

WNC Housing Tax Credit Fund VI, L.P. Series 6

			Occupancy Rates
			As of December 31,
Local Limited
Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Trenton Village Apartments, L.P.	Trenton, Missouri	MBL Development, Co.	N/A	N/A	N/A	94%	88%

United Development Co., L.P. - 97.0	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	88%	88%	93%	93%	98%

Wagner Partnership 99 Limited Partnership	Wagner, South Dakota	Lutheran Social Services of South Dakota and Weinburg Investments, Inc.	81%	92%	92%	81%	81%

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	Joe B. Curd, Jr. and Janie Sheets Curd	100%	95%	100%	100%	100%

West Mobile County Housing, Ltd.	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	89%	91%	93%	85%	85%

		Weighted average	92%	93%	92%	93%	90%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3.  Legal Proceedings

NONE

Item 4.  Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2013, there were 1,052 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2013.

Item 5b.  Use of Proceeds

NOT APPLICABLE

Item 5c.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2013	2012	2011	2010	2009

ASSETS
Cash and cash equivalents	$7,113	$5,112	$13,544	$54,759	$76,285
Investments in Local Limited Partnerships, net	9,465	54,147	339,938	899,903	2,177,347

Total Assets	$16,578	$59,259	$353,482	$954,662	$2,253,632

LIABILITIES
Payables to Local Limited Partnerships	$-	-	$-	$-	$836
Accrued fees and expenses due to the General Partner and affiliates	574,003	452,395	269,159	264,747	168,296
Total Liabilities	574,003	452,395	269,159	264,747	169,132
PARTNERS’ EQUITY (DEFICIT)	(557,425)	(393,136)	84,323	689,915	2,084,500

Total Liabilities and Partners’ Equity (Deficit)	$16,578	59,259	$353,482	$954,662	$2,253,632

Selected results of operations, cash flows and other information for the Partnership are as follows:

	March 31,
	2013	2012	2011	2010	2009

Loss from operations (Note 1)	$(164,290)	$(446,609)	$(471,647)	$(1,012,446)	$(2,640,697)
Equity in losses of Local Limited Partnerships	-	(30,851)	(187,256)	(382,180)	(816,902)
Gain on sale of Local Limited Partnership	-	-	18,299	-	-
Interest income	1	1	12	41	552
Net loss	$(164,289)	$(477,459)	$(640,592)	$(1,394,585)	$(3,457,047)

Net loss allocated to:
General Partner	$(1,643)	$(4,775)	$(6,406)	$(13,946)	$(34,570)

Limited Partners	$(162,646)	$(472,684)	$(634,186)	$(1,380,639)	$(3,422,477)

Net loss per Partnership Unit	$(7.94)	$(23.06)	$(30.94)	$(67.35)	$(166.95)

Outstanding weighted Partnership Units	20,495	20,500	20,500	20,500	20,500

Note 1 – Loss from operations for the years ended March 31, 2013, 2012, 2011, 2010 and 2009 includes a charge for impairment losses on investments in Local Limited Partnerships of $43,460, $250,984, $365,384, $881,075, and $2,478,172, respectively. (See Note 2 to the financial statements.)

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Net cash and cash equivalents provided by (used in):

Operating activities	$2,001	(8,432)	$(59,514)	$(23,398)	$(152,382)
Investing activities	-	-	18,299	1,872	(8,892)

Net change in cash and cash equivalents	2,001	(8,432)	(41,215)	(21,526)	(161,274)

Cash and cash equivalents, beginning of period	5,112	13,544	54,759	76,285	237,559

Cash and cash equivalents, end of period	$7,113	5,112	$13,544	$54,759	$76,285

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2012	2011	2010	2009	2008

Federal	$2	$20	$32	$79	$103
State	-	-	-	-	-

Total	$2	$20	$32	$79	$103

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

Impact of Recent Accounting Pronouncements

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

In May 2011, FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

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

Financial Condition

For the year ended March 31, 2013

The Partnership’s assets at March 31, 2013 consisted of $7,000 in cash and aggregate investments in fourteen Local Limited Partnerships of $9,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2013 consisted of $574,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net loss for the year ended March 31, 2013 of $(164,000), reflecting an decrease of $313,000 from the net loss experienced for the year ended March 31, 2012 of $(477,000). The decrease in net loss was due in part to a decrease of $208,000 in impairment loss for the year ended March 31, 2013 compared to the year ended March 31, 2012. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. Amortization decreased by $3,000 for the year ended March 31, 2013 compared to the year ended March 31, 2012. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased. There was a $31,000 decrease in equity in losses of Local limited Partnerships for the year ended March 31, 2013. All investment balances reached zero in the prior year, therefore no further equity in losses could be recorded. There was also a decrease of $9,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2013 compared to the year ended March 31, 2012. No advances were made during the year ended March 31, 2013 compared to $(9,000) advanced and reserved for during the year ended March 31, 2012. Advances vary based on the operations and needs of the Local Limited Partnerships. Legal and accounting expenses decreased by $65,000 for the year ended March 31, 2013 due to the timing of the accounting work performed. The reporting fees increased by $2,000 for the year ended March 31, 2013. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net increase in cash for the year ended March 31, 2013 was $2,000 compared to the net decrease in cash for the year ended March 31, 2012 of $(8,000). There was a $2,000 increase in reporting fees for the year ended March 31, 2013 as discussed above. No advances were made to Local Limited Partnerships during the year ended March 31, 2013 compared to $(9,000) advanced during the year ended March 31, 2012 as discussed above.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $122,000, $183,000 and $4,000 for the years ended March 31, 2013, 2012 and 2011, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

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

The Local General Partner hired local legal counsel who was working with Wells Fargo’s legal counsel to reach a solution. The Partnership also engaged legal counsel from the Memphis area. A meeting was held on November 22, 2011 with the City and the County to review a new payment plan for the past due taxes. The Partnership requested an accurate report reflecting the current status of the delinquent taxes of the Housing Complexes with detail on the status and process along with the supporting documents. According to the Partnership’s attorney, a plan was submitted by the General Partner to Wells Fargo and the County and City calling for a stay of proceedings by Wells Fargo pending 1) a sale of certain properties, 2) the payment of some of the tax delinquencies over time and, 3) the refinancing of properties with the intention of removing Wells Fargo by 2015. The Partnership’s attorney was hopeful that the County, City and Wells Fargo would cooperate on the tax delinquencies if the payments were made according to the submitted proposal. A meeting was held by Associates on July 25, 2012 to address the missing tax returns, audits, and ineffectiveness of the management company. On August 8, 2012 the General Partner provided the necessary information to the CPA in order to complete the tax returns. The Partnership’s investment balance was $0 as of both March 31, 2013 and 2012.

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. No additional payments have been made subsequent to December 31, 2012. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of these partnerships, the replacement General Partner has elected to file for bankruptcy. Local bankruptcy counsel has been hired, all filings are prepared and the actual filing occurred on January 22, 2013.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
Asset management fees(1)	$635,411	$61,408	$61,408	$61,408	$61,408	$2,087,872	$2,968,915
Total contractual cash obligations	$635,411	$61,408	$61,408	$61,408	$61,408	$2,087,872	$2,968,915

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2052. Amounts due to the General Partner as of March 31, 2013 have been included in the 2014 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 6

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the Partnership) as of March 31, 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 as of March 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the year ended March 31, 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick, LLP
CohnReznick, LLP
Bethesda, Maryland
June 18, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 6

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the Partnership) as of March 31, 2012, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $0 of the total Partnership assets as of March 31, 2012; and $0 and $(66,624) of the total Partnership loss for the years ended March 31, 2012 and 2011, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund, VI, L.P., Series 6 as of March 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to the years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Reznick Group, P.C.
Bethesda, Maryland
June 22, 2012

www.reznickgroup.com

INDEPENDENT AUDITOR’S REPORT

To the Partners

COTTON MILL ELDERLY LIVING CENTER, L.P.

Des Moines, Iowa

We have audited the accompanying balance sheet of COTTON MILL ELDERLY LIVING CENTER, L.P., as of December 31, 2010 and 2009 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting, Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COTTON MILL EDLERLY CENTER, L.P., as of December 31, 2010 and 2009 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
May 26,2011

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2013	2012
ASSETS

Cash and cash equivalents	$7,113	$5,112
Investments in Local Limited Partnerships, net (Notes 2 and 3)	9,465	54,147

Total Assets	$16,578	$59,259

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$574,003	$452,395

Total Liabilities	574,003	452,395

Partners’ Deficit:
General Partner	(175,404)	(173,761)
Limited Partners (25,000 Partnership Units authorized; 20,495 and 20,500, respectively, Partnership Units issued and outstanding)	(382,021)	(219,375)

Total Partners’ Deficit	(557,425)	(393,136)

Total Liabilities and Partners’ Deficit	$16,578	$59,259

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2013	2012	2011

Operating income:
Reporting fees	$2,000	$500	$3,600
Distribution income	-	-	2,708
Total operating income	2,000	500	6,308

Operating expenses and loss:
Amortization (Notes 2 and 3)	1,222	3,956	7,325
Impairment loss (Note 2)	43,460	250,984	365,384
Asset management fees (Note 3)	61,408	61,408	63,271
Legal and accounting	40,535	105,282	32,415
Write off of advances to Local Limited Partnerships	-	8,932	3,535
Other	19,665	16,547	6,025
Total operating expenses and loss	166,290	447,109	477,955

Loss from operations	(164,290)	(446,609)	(471,647)

Equity in losses of Local Limited Partnerships (Note 2)	-	(30,851)	(187,256)

Gain on sale of Local Limited Partnership	-	-	18,299

Interest income	1	1	12

Net loss	$(164,289)	$(477,459)	$(640,592)

Net loss allocated to:
General Partner	$(1,643)	$(4,775)	$(6,406)
Limited Partners	$(162,646)	$(472,684)	$(634,186)

Net loss per Partnership Unit	$(7.94)	$(23.06)	$(30.94)

Outstanding weighted Partnership Units	20,495	20,500	20,500

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Year ended March 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total
Partners’ equity (deficit) at March 31, 2010	$(197,580)	$887,495	$689,915

Contributions (Note 5)	35,000	-	35,000

Net loss	(6,406)	(634,186)	(640,592)

Partners’ equity (deficit) at March 31, 2011	(168,986)	253,309	84,323

Net loss	(4,775)	(472,684)	(477,459)

Partners’ deficit at March 31, 2012	(173,761)	(219,375)	(393,136)

Net loss	(1,643)	(162,646)	(164,289)

Partners’ deficit at March 31, 2013	$(175,404)	$(382,021)	$(557,425)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(164,289)	$(477,459)	$(640,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	1,222	3,956	7,325
Impairment loss	43,460	250,984	365,384
Equity in losses of Local Limited Partnerships	-	30,851	187,256
Gain on sale of Local Limited Partnership	-	-	(18,299)
Increase in accrued fees and expenses due to General Partner and affiliates	121,608	183,236	39,412

Net cash provided by (used in) operating activities	2,001	(8,432)	(59,514)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnership	-	-	18,299
Advances to Local Limited Partnerships	-	(8,932)	(3,535)
Write off of advances to Local Limited Partnerships	-	8,932	3,535

Net cash provided by investing activities	-	-	18,299

Net increase (decrease) in cash and cash equivalents	2,001	(8,432)	(41,215)

Cash and cash equivalents, beginning of year	5,112	13,544	54,759

Cash and cash equivalents, end of year	$7,113	$5,112	$13,544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$800	$800

Significant noncash investing and financing activities:
General Partner equity balance was increased and accrued fees and expenses due to General Partner and affiliates was decreased as a result of forgiveness of debt by the General Partner.	$-	$-	$35,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013.

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

As of March 31, 2011, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apts., LP.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2013, all of the balances in Local Limited Partnerships have reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of both March 31, 2013 and 2012, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2013, 2012 and 2011 was $1,222, $3,956 and $7,325, respectively. Future estimated annual amortization expense for each of the years through March 31, 2018 is $584.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were considered not to have any residual value in consideration of the economic circumstances. For the years ended March 31, 2013, 2012 and 2011 impairment loss related to investment in Local Limited Partnerships was $0, $192,213 and $295,451, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were considered not to have any residual value in consideration of the economic circumstances. For the years ended March 31, 2013, 2012 and 2011, impairment loss on the intangibles was $43,460, $58,771 and $69,933, respectively.

Impact of Recent Accounting Pronouncements

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

In May 2011, FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013 and 2012, the Partnership owns Local Limited Partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 576 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2013 and 2012 are approximately $(2,216,000) and $(2,896,000), respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account along with impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were considered not to have any residual value in consideration of the economic circumstances. For the years ended March 31, 2013, 2012 and 2011, impairment loss related to investment in Local Limited Partnerships was $0, $192,213 and $295,451.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were considered not to have any residual value in consideration of the economic circumstances. For the years ended March 31, 2013, 2012 and 2011, impairment loss on the intangibles was $43,460, $58,771 and $69,933, respectively.

As of March 31, 2013 and 2012, the investment accounts in all Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2013, 2012 and 2010 amounting to approximately $696,000, $752,000 and $579,000, respectively, have not been recognized. As of March 31, 2013, the aggregate share of net losses not recognized by the Partnership amounted to approximately $3,981,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For The Years Ended March 31,
	2013	2012	2011
Investments per balance sheet, beginning of period	$54,147	$339,938	$899,903
Impairment loss	(43,460)	(250,964)	(365,384)
Equity in losses of Local Limited Partnerships	-	(30,851)	(187,256)
Amortization of paid acquisition fees and costs	(1,222)	(3,956)	(7,325)

Investments per balance sheet, end of period	$9,465	$54,147	$339,938

	For the Years Ended March 31,
	2013	2012	2011
Investments in Local Limited Partnerships, net	$-	$-	223,064
Acquisition fees and costs, net of accumulated amortization of $438, $2,355 and $4,803	9,465	54,147	116,874
Investments per balance sheet, end of period	$9,465	$54,147	339,938

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2012	2011
ASSETS
Buildings and improvements (net of accumulated depreciation for 2012 and 2011 of $14,882,000 and $13,923,000 respectively)	$18,312,000	$19,218,000
Land	1,663,000	1,663,000
Other assets	1,523,000	1,514,000

Total assets	$21,498,000	$22,395,000

LIABILITIES
Mortgage loans payable	$13,498,000	$13,651,000
Due to related parties	2,099,000	2,580,000
Other liabilities	1,102,000	1,015,000

Total liabilities	16,699,000	17,246,000

PARTNERS’ EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 6	2,225,000	2,950,000
Other partners	2,574,000	2,199,000

Total partners’ equity	4,799,000	5,149,000

Total liabilities and partners’ equity	$21,498,000	$22,395,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010

Revenues	$3,183,000	$3,250,000	$3,192,000

Expenses:
Operating expenses	2,174,000	2,304,000	2,285,000
Interest expense	550,000	566,000	551,000
Depreciation and amortization	1,122,000	1,120,000	1,110,000

Total expenses	3,846,000	3,990,000	3,946,000

Net loss	$(663,000)	$(740,000)	$(754,000)

Net loss allocable to the Partnership	$(655,000)	$(735,000)	$(732,000)

Net loss recorded by the Partnership	$-	$(31,000)	$(187,000)

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

Troubled Housing Complexes

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. – 97.0 (“UD 97.0”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of past due property taxes. Wells Fargo Bank holds the mortgage note on this Housing Complex as well as additional properties managed by this Local General Partner. Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call for all the notes to be paid in full immediately.

The Local General Partner hired local legal counsel who was working with Wells Fargo’s legal counsel to reach a solution. The Partnership also engaged legal counsel from the Memphis area. A meeting was held on November 22, 2011 with the City and the County to review a new payment plan for the past due taxes. The Partnership requested an accurate report reflecting the current status of the delinquent taxes of the Housing Complexes with detail on the status and process along with the supporting documents. According to the Partnership’s attorney, a plan was submitted by the General Partner to Wells Fargo and the County and City calling for a stay of proceedings by Wells Fargo pending 1) a sale of certain properties, 2) the payment of some of the tax delinquencies over time and, 3) the refinancing of properties with the intention of removing Wells Fargo by 2015. The Partnership’s attorney was hopeful that the County, City and Wells Fargo would cooperate on the tax delinquencies if the payments were made according to the submitted proposal. A meeting was held by Associates on July 25, 2012 to address the missing tax returns, audits, and ineffectiveness of the management company. On August 8, 2012 the General Partner provided the necessary information to the CPA in order to complete the tax returns. The Partnership’s investment balance was $0 as of both March 31, 2013 and 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 2 – INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. No additional payments have been made subsequent to December 31, 2012. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of these partnerships, the replacement General Partner has elected to file for bankruptcy. Local bankruptcy counsel has been hired, all filings are prepared and the actual filing occurred on January 22, 2013.

NOTE 3 – RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $438 and $2,355 as of March 31, 2013 and 2012, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

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

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $61,408, $61,408 and $63,271 were incurred during the years ended March 31, 2013, 2012 and 2011 of which $0, $0 and $30,000 was paid during the years ended March 31, 2013, 2012 and 2011, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were approximately $0, $0 and $34,000 during the years ended March 31, 2013, 2012 and 2011, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2013	2012
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$229,868	$169,668
Asset management fee payable	334,135	282,727

Total	$574,003	$452,395

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
2013

Income	$2,000	$-	$-	$-

Operating expenses and loss	(95,000)	(29,000)	(19,000)	(23,000)

Loss from operations	(93,000)	(29,000)	(19,000)	(23,000)

Net loss	(93,000)	(29,000)	(19,000)	(23,000)

Net loss available to Limited Partners	(92,000)	(29,000)	(19,000)	(23,000)

Net loss per Partnership Unit	(4)	(1)	(1)	(2)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
2012

Income	$1,000	$-	$-	$-

Operating expenses and loss	(274,000)	(29,000)	(120,000)	(24,000)

Loss from operations	(273,000)	(29,000)	(120,000)	(24,000)

Equity in losses of Local Limited Partnerships	(28,000)	(3,000)	-	-

Net loss	(301,000)	(32,000)	(120,000)	(24,000)

Net loss available to Limited Partners	(298,000)	(32,000)	(119,000)	(24,000)

Net loss per Partnership Unit	(15)	(2)	(6)	-

	June 30	September 30	December 31	March 31
2011

Income	$2,000	$4,000	$-	$-

Operating expenses and loss	(386,000)	(23,000)	(23,000)	(46,000)

Loss from operations	(384,000)	(19,000)	(23,000)	(46,000)

Equity in losses of Local Limited Partnerships	(59,000)	(49,000)	(49,000)	(30,000)

Gain on sale of Local Limited Partnerships	-	-	18,000	-

Net loss	(443,000)	(68,000)	(54,000)	(76,000)

Net loss available to Limited Partners	(439,000)	(67,000)	(53,000)	(75,000)

Net loss per Partnership Unit	(21)	(3)	(3)	(4)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

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

NONE.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2013. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

NONE.

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

WNC & Associates, Inc. a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, Secretary, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer is an Executive Vice President, a member of the Investment Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. He is a registered representative with WNC Capital Corporation. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Melanie R. Wenk is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier is Senior Vice President – Investor Relations of WNC & Associates, Inc. and oversees multi-investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President – Underwriting of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Senior Vice President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. “Invested Assets” means the sum of the Partnership’s original investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Management fees of $61,408, $61,408 and $63,271 were incurred during the years ended March 31, 2013, 2012 and 2011 of which $0, $0 and $30,000 was paid during the years ended March 31, 2013, 2012 and 2011, respectively.

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

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $60,200, $121,829 and $40,397 during the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $0, $0 and $34,000 during the years ended March 31, 2013, 2012 and 2011, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $500, $4,000 and $6,500 for the General Partner for the years ended December 31, 2012, 2011 and 2010, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2013, 2012 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2013, 2012 and 2011.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14.  Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2013	2012

Audit Fees	$24,250	$90,263
Tax Fees	-	3,035
TOTAL	$24,250	$93,298

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms

Balance Sheets, March 31, 2013 and 2012

Statements of Operations for the years ended March 31, 2013, 2012 and 2011

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011

Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011

Notes to Financial Statements

(a)(2)	List of Financial statement schedules included in Part IV hereof:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits

3.1	Agreement of Limited Partnership dated as of March 3, 1997, filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement, is hereby incorporated herein as Exhibit 3.1.

3.2	First Amendment to Agreement of Limited Partnership dated as of August 29, 1997 filed as Exhibit 3.2 to Post-Effective Amendment No. 6 to registration Statement, is hereby incorporated herein as Exhibit 3.2.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2013 and 2012, (ii) the Statements of Operations for the years ended March 31, 2013, 2012 and 2011, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011, (iv) the Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011 and (v) the Notes to Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		Initial Cost to Partnership			As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Boonville Associates I, L.P.	Boonville, Missouri	$2,195,000	$2,195,000	$165,000	$3,751,000	$-	$539,000	$165,000	$3,751,000	$1,629,000	$2,287,000

Brighton Ridge Limited Partnership	Edgefield, South Carolina	926,000	926,000	75,000	2,307,000	35,000	451,000	75,000	2,342,000	910,000	1,507,000

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	1,040,000	1,040,000	300,000	1,509,000	320,000	649,000	305,000	1,829,000	814,000	1,320,000

Country Club Investors, L.P.	Richmond, Virginia	305,000	305,000	323,000	3,404,000	376,000	2,200,000	323,000	3,780,000	1,922,000	2,181,000

Desloge Associates I, L.P.	Desloge, Missouri	1,059,000	1,059,000	50,000	2,021,000	100,000	452,000	50,000	2,121,000	1,038,000	1,133,000

Kechel Towers, L.P.	Logansport, Indiana	1,348,000	1,348,000	3,000	1,895,000	239,000	217,000	3,000	2,134,000	1,012,000	1,125,000

Ottawa I, L.P.	Oglesby, Illinois	403,000	403,000	32,000	2,003,000	140,000	1,357,000	32,000	2,143,000	1,160,000	1,015,000

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	514,000	514,000	60,000	2,597,000	336,000	1,808,000	60,000	2,933,000	1,574,000	1,419,000

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	255,000	255,000	40,000	956,000	29,000	622,000	40,000	985,000	336,000	689,000

WNC Housing Tax Credit Fund VI, L.P., Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		Initial Cost to Partnership				As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Summer Wood, Ltd.	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	73,000		875,000	61,000	2,128,000	792,000	1,397,000

United Development Co., L.P. - 97.0	Memphis, Tennessee	2,813,000	2,813,000	182,000	4,266,000	(47,000)		1,150,000	182,000	4,219,000	1,954,000	2,447,000

Wagner Partnership Associates I, L.P.	Wagner, South Dakota	232,000	232,000	147,000	1,133,000	91,000		783,000	147,000	1,224,000	413,000	958,000

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(911,000)	(1)	1,258,000	120,000	461,000	108,000	473,000

West Mobile County Housing, Ltd.	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	14,000		1,137,000	100,000	3,144,000	1,220,000	2,024,000

		$14,503,000	$14,503,000	$1,658,000	$32,399,000	$795,000		$13,498,000	$1,663,000	$33,194,000	$14,882,000	$19,975,000

(1)	Impairment charge recorded as a result of a permanent decline in value.

WNC Housing Tax Credit Fund VI, L.P. Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Boonville Associates I, L.P.	$180,000	$(101,000)	2000	27.5

Brighton Ridge Limited Partnership	331,000	41,000	1998	40

Cotton Mill Elderly Living Center, L.P.	127,000	(45,000)	1999	27.5

Country Club Investors, L.P.	678,000	(23,000)	1999	27.5

Desloge Associates I, L.P.	124,000	(56,000)	1998	27.5

Kechel Towers, L.P.	131,000	(76,000)	1998	27.5

Ottawa I, L.P.	158,000	(63,000)	1999	27.5

Preservation Partners I, L.P.	336,000	(43,000)	1999	27.5

St. Susanne Associates I, L.P.	87,000	(12,000)	1999	40

Summer Wood Ltd.	100,000	(49,000)	1999	40

United Development Co., L.P. – 97.0	391,000	(98,000)	1998	27.5

Wagner Partnership 99 Limited Partnership	129,000	(39,000)	2000	40

West Liberty Family Apartments, Ltd.	80,000	(28,000)	2001	40

West Mobile County Housing, Ltd.	225,000	(71,000)	1999	40

	$3,077,000	$(663,000)

WNC Housing Tax Credit Fund VI, L.P., Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2013		Initial Cost to Partnership			As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Boonville Associates I, L.P.	Boonville, Missouri	$2,195,000	$2,195,000	$165,000	$3,751,000	$—	$569,000	$165,000	$3,751,000	$1,499,000	$2,417,000

Brighton Ridge Limited Partnership	Edgefield, South Carolina	926,000	926,000	75,000	2,307,000	33,000	515,000	75,000	2,340,000	852,000	1,563,000

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	1,040,000	1,040,000	300,000	1,509,000	325,000	665,000	305,000	1,829,000	747,000	1,387,000

Country Club Investors, L.P.	Richmond, Virginia	305,000	305,000	323,000	3,404,000	350,000	2,272,000	323,000	3,754,000	1,802,000	2,275,000

Desloge Associates I, L.P.	Desloge, Missouri	1,059,000	1,059,000	50,000	2,021,000	89,000	466,000	50,000	2,110,000	957,000	1,203,000

Kechel Towers, L.P.	Logansport, Indiana	1,348,000	1,348,000	3,000	1,895,000	234,000	222,000	3,000	2,129,000	929,000	1,203,000

Ottawa I, L.P.	Oglesby, Illinois	403,000	403,000	32,000	2,003,000	128,000	1,373,000	32,000	2,131,000	1,077,000	1,086,000

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	514,000	514,000	60,000	2,597,000	313,000	1,834,000	60,000	2,910,000	1,458,000	1,512,000

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	255,000	255,000	40,000	956,000	29,000	626,000	40,000	985,000	308,000	717,000

WNC Housing Tax Credit Fund VI, L.P., Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2013		Initial Cost to Partnership				As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Summer Wood, Ltd.	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	69,000		871,000	61,000	2,124,000	734,000	1,451,000

United Development Co., L.P. – 97.0	Memphis, Tennessee	2,813,000	2,813,000	182,000	4,266,000	-		1,143,000	182,000	4,266,000	1,957,000	2,491,000

Wagner Partnership Associates I, L.P.	Wagner, South Dakota	232,000	232,000	147,000	1,133,000	87,000		789,000	147,000	1,220,000	374,000	993,000

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(912,000)	(1)	1,137,000	120,000	460,000	91,000	489,000

West Mobile County Housing, Ltd.	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	2,000		1,169,000	100,000	3,132,000	1,138,000	2,094,000

		$14,503,000	$14,503,000	$1,658,000	$32,399,000	$747,000		$13,651,000	$1,663,000	$33,141,000	$13,923,000	$20,881,000

(1)	Impairment charge recorded as a result of a permanent decline in value.

WNC Housing Tax Credit Fund VI, L.P. Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Boonville Associates I, L.P.	$187,000	$(83,000)	2000	27.5

Brighton Ridge Limited Partnership	321,000	48,000	1998	40

Cotton Mill Elderly Living Center, L.P.	120,000	(114,000)	1999	27.5

Country Club Investors, L.P.	649,000	(17,000)	1999	27.5

Desloge Associates I, L.P.	123,000	(64,000)	1998	27.5

Kechel Towers, L.P.	131,000	(76,000)	1998	27.5

Ottawa I, L.P.	159,000	(63,000)	1999	27.5

Preservation Partners I, L.P.	330,000	(41,000)	1999	27.5

St. Susanne Associates I, L.P.	87,000	(17,000)	1999	40

Summer Wood Ltd.	98,000	(60,000)	1999	40

United Development Co., L.P. – 97.0	429,000	(140,000)	1998	27.5

Wagner Partnership 99 Limited Partnership	141,000	(42,000)	2000	40

West Liberty Family Apartments, Ltd.	78,000	(26,000)	2001	40

West Mobile County Housing, Ltd.	239,000	(45,000)	1999	40

	$3,092,000	$(740,000)

WNC Housing Tax Credit Fund VI, L.P., Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2013		Initial Cost to Partnership			As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Boonville Associates I, L.P.	Boonville, Missouri	$2,195,000	$2,195,000	$165,000	$3,751,000	$(1,000)	$590,000	$165,000	3,750,000	1,367,000	2,548,000

Brighton Ridge Limited Partnership	Edgefield, South Carolina	926,000	926,000	75,000	2,307,000	32,000	575,000	75,000	2,339,000	792,000	1,622,000

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	1,040,000	1,040,000	300,000	1,509,000	325,000	680,000	305,000	1,829,000	679,000	1,455,000

Country Club Investors, L.P.	Richmond, Virginia	305,000	305,000	323,000	3,404,000	343,000	2,338,000	323,000	3,747,000	1,682,000	2,388,000

Desloge Associates I, L.P.	Desloge, Missouri	1,059,000	1,059,000	50,000	2,021,000	82,000	481,000	50,000	2,103,000	878,000	1,275,000

Kechel Towers, L.P.	Logansport, Indiana	1,348,000	1,348,000	3,000	1,895,000	208,000	223,000	3,000	2,103,000	846,000	1,260,000

Ottawa I, L.P.	Oglesby, Illinois	403,000	403,000	32,000	2,003,000	106,000	1,388,000	32,000	2,109,000	995,000	1,146,000

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	514,000	514,000	60,000	2,597,000	283,000	1,859,000	60,000	2,880,000	1,343,000	1,597,000

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	255,000	255,000	40,000	956,000	22,000	630,000	40,000	978,000	281,000	737,000

WNC Housing Tax Credit Fund VI, L.P., Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2013		Initial Cost to Partnership				As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Summer Wood, Ltd.	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	60,000		871,000	61,000	2,115,000	677,000	1,499,000

United Development Co., L.P. – 97.0	Memphis, Tennessee	2,813,000	2,813,000	182,000	4,266,000	-		1,165,000	182,000	4,266,000	1,818,000	2,630,000

Wagner Partnership Associates I, L.P.	Wagner, South Dakota	232,000	232,000	147,000	1,133,000	85,000		794,000	147,000	1,218,000	334,000	1,031,000

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(911,000)	(1)	1,142,000	120,000	461,000	75,000	506,000

West Mobile County Housing, Ltd.	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	2,000		1,197,000	100,000	3,132,000	1,056,000	2,176,000

		$14,503,000	$14,503,000	$1,658,000	$32,399,000	$636,000		$13,933,000	$1,663,000	$33,030,000	$12,823,000	$21,870,000

(1)	Impairment charge recorded as a result of a permanent decline in value.

WNC Housing Tax Credit Fund VI, L.P. Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Boonville Associates I, L.P.	$183,000	$(111,000)	2000	27.5

Brighton Ridge Limited Partnership	312,000	39,000	1998	40

Cotton Mill Elderly Living Center, L.P.	134,000	(85,000)	1999	27.5

Country Club Investors, L.P.	578,000	(67,000)	1999	27.5

Desloge Associates I, L.P.	113,000	(70,000)	1998	27.5

Kechel Towers, L.P.	131,000	(86,000)	1998	27.5

Ottawa I, L.P.	168,000	(50,000)	1999	27.5

Preservation Partners I, L.P.	323,000	11,000	1999	27.5

St. Susanne Associates I, L.P.	87,000	(17,000)	1999	40

Summer Wood Ltd.	82,000	(86,000)	1999	40

United Development Co., L.P. – 97.0	429,000	(140,000)	1998	27.5

Wagner Partnership 99 Limited Partnership	131,000	(39,000)	2000	40

West Liberty Family Apartments, Ltd.	76,000	(27,000)	2001	40

West Mobile County Housing, Ltd.	240,000	(26,000)	1999	40

	$2,987,000	$(754,000)

(1)	The Partnership sold its Local Limited Partnership Interest subsequent to March 31, 2010.

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

Date: June 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 18, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 18, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 18, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 18, 2013

