Form 10-Q
period 2013-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2013-11-08
CIK 1037156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	March 31, 2013

ASSETS

Cash	$19,082	$7,113
Investments in Local Limited Partnerships, net (Note 2 and 3)	-	9,465

Total Assets	$19,082	$16,578

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$694,541	$574,003

Total Liabilities	694,541	574,003

Partners’ Deficit:
General Partner	(176,584)	(175,404)
Limited Partners (25,000 Partnership Units authorized; 20,495 Partnership Units issued and outstanding)	(498,875)	(382,021)

Total Partners’ Deficit	(675,459)	(557,425)

Total Liabilities and Partners’ Deficit	$19,082	$16,578

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$11,969	$-	$2,000

Total operating income	-	11,969	-	2,000

Operating expenses and loss:
Amortization (Note 2)	-	-	1,522	2,307
Asset management fees (Note 3)	15,352	30,704	15,352	30,704
Impairment loss (Note 2)	-	9,465	-	43,460
Legal and accounting fees	30,153	73,343	1,497	31,751
Other	11,996	16,491	10,487	15,338

Total operating expenses and loss	57,501	130,003	28,858	123,560

Loss from operations	(57,501)	(118,034)	(28,858)	(121,560)

Net loss	$(57,501)	$(118,034)	$(28,858)	$(121,560)

Net loss allocated to:
General Partner	$(575)	$(1,180)	$(289)	$(1,216)

Limited Partners	$(56,926)	$(116,854)	$(28,569)	$(120,344)

Net loss per Partnership Unit	$(3)	$(6)	$(1)	$(6)

Outstanding weighted Partnership Units	20,495	20,495	20,500	20,500

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2013

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2013	$(175,404)	$(382,021)	$(557,425)

Net loss	(1,180)	(116,854)	(118,034)

Partners’ deficit at September 30, 2013	$(176,584)	$(498,875)	$(675,459)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(118,034)	$(121,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	-	2,307
Impairment loss	9,465	43,460
Increase in accrued fees and expenses due to General Partner and affiliates	120,538	77,793

Net cash provided by operating activities	11,969	2,000

Net increase in cash	11,969	2,000

Cash, beginning of period	7,113	5,112

Cash, end of period	$19,082	$7,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of September 30, 2013, a total of 20,495 Partnership Units remain outstanding. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

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

For the Quarterly Period Ended September 30, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the Housing Complexes have completed their 15-year Compliance Period as of September 30, 2013.

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

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2013.

As of March 31, 2013 the Partnership sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P.

Subsequent to September 30, 2013, the Housing Complex of United Development Co., L.P.-97.0 (“UD 97.0”) was sold. The investment balance was zero at the time of sale for the Local Limited Partnership. UDC 97.0, was appraised for $2,000,000, and had a mortgage note balance of $1,150,000 as of December 31, 2012. The Partnership had other debt including past due property taxes. UD 97.0 had filed for bankruptcy and the property was sold under the supervision of the bankruptcy court. There were no cash proceeds to the Partnership for this deal. The mortgage note on the Partnership was in technical default due to the fact that property taxes were not current. The Housing Complex was sold and all the encumbrances of debt were transferred with the disposition. UD 97.0 will wind down any remaining partnership activity and ultimately dissolve by December 31, 2013.

Subsequent to September 30, 2013 the Partnership identified and sold its Local Limited Partnership interests in the two Local Limited Partnerships listed in the table below.

Local Limited Partnership	Debt at 12/31/12	Appraisal value	Sales Proceeds	Estimated sales related expenses	Estimated gain (loss) on sale

Ottawa I Limited Partnership	$1,359,238	$425,102	$15,000	$1,000	$14,000

Preservation Partners I, L.P.	1,810,282	1,178,055	45,000	3,000	42,000

The Compliance Periods for these Local Limited Partnerships have expired so there is no risk of tax credit recapture to the investors in the Partnership.

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to September 30, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Ottawa I Limited Partnership	$15,000	$10,000	$-	$5,000

Preservation Partners I, L.P.	45,000	30,000	-	15,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended September 30, 2013

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2013, all of the investment balances had reached zero.

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

For the Quarterly Period Ended September 30, 2013

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expenses were $0 and $2,307 for the six months ended September 30, 2013 and 2012, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the six months ended September 30, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $0.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the six months ended September 30, 2013 and 2012, impairment loss on the intangibles was $9,465 and $43,460, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in fourteen Local Limited Partnerships. All of these Local Limited Partnership’s own one Housing Complex, consisting of an aggregate of 576 apartment units. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2013	For the Year Ended March 31, 2013

Investments per balance sheet, beginning of period	$9,465	$54,147
Impairment loss	(9,465)	(43,460)
Amortization of capitalized acquisition fees and costs	-	(1,222)

Investments per balance sheet, end of period	$-	$9,465

	For the Six Months Ended September 30, 2013	For the Year Ended March 31, 2013
Investments in Local Limited Partnerships, net	$-	$-
Acquisition fees and costs, net of accumulated amortization of $0 and $438	-	9,465
Investments per balance sheet, end of period	$-	$9,465

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2013	2012

Revenues	$1,591,000	$1,625,000

Expenses:
Interest expense	275,000	283,000
Depreciation and amortization	561,000	560,000
Operating expenses	1,089,000	1,152,000
Total expenses	1,925,000	1,995,000

Net loss	$(334,000)	$(370,000)
Net loss allocable to the Partnership	$(334,000)	$(368,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P.-97.0 (“UD 97.0”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (“Wells Fargo”) for being in default on its loans due to past due property taxes. Wells Fargo confirmed that the loans were current, but due to the fact that the property taxes were past due, they were suing to call all the notes to be paid in full immediately. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report a date has not been established for the receivership proceedings by Wells Fargo. A meeting was held by Associates July 25, 2012 to address the Local General Partner’s failure to pay the 2011 audits, tax returns, and ineffectiveness of the management company. The Partnership’s investment balance in this Local Limited Partnership was $0 as of both September 30, 2013 and March 31, 2013.

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. No additional payments have been made subsequent to December 31, 2012. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of this partnership, the replacement General Partner has elected to file for bankruptcy. Local bankruptcy counsel was hired, all filings were prepared and the actual filing occurred on January 22, 2013. United Development Co., L.P.-97.0 (“UD 97.0”) was sold subsequent to September 30, 2013 as discussed in note 1.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs was $0 and $438 as of September 30, 2013 and March 31, 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of September 30, 2013, the acquisition fees were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)	Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $111,334, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized or impaired for all periods presented.

(c)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $30,704 were incurred during each of the six months ended September 30, 2013 and 2012, none of which was paid during either of the six months ended September 30, 2013 or 2012.

(d)	The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the six months ended September 30, 2013 and 2012.

(e)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2013	March 31, 2013

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$319,702	$229,868
Asset management fee payable	374,839	344,135

Total	$694,541	$574,003

The General Partner and its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Housing Complex of United Development Co., L.P.-97.0 (“UD 97.0”) was sold. The investment balance was zero at the time of sale for the Local Limited Partnership. UDC 97.0, was appraised for $2,000,000, and had a mortgage note balance of $1,150,000 as of December 31, 2012. The Partnership had other debt including past due property taxes. UD 97.0 had filed for bankruptcy and the property was sold under the supervision of the bankruptcy court. There were no cash proceeds to the Partnership for this deal. The mortgage note on the Partnership was in technical default due to the fact that property taxes were not current. The Housing Complex was sold and all the encumbrances of debt were transferred with the disposition. UD 97.0 will wind down any remaining partnership activity and ultimately dissolve by December 31, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2013

(Unaudited)

NOTE 4 – SUBSEQUENT EVENTS, continued

Subsequent to September 30, 2013 the Partnership identified and sold its Local Limited Partnership interests in the two Local Limited Partnerships listed in the table below.

Local Limited Partnership	Debt at 12/31/12	Appraisal value	Sales Proceeds	Estimated sales related expenses	Estimated gain (loss) on sale

Ottawa I Limited Partnership	$1,359,238	$425,102	$15,000	$1,000	$14,000

Preservation Partners I, L.P.	1,810,282	1,178,055	45,000	3,000	42,000

The Compliance Periods for these Local Limited Partnerships have expired so there is no risk of tax credit recapture to the investors in the Partnership.

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed of subsequent to September 30, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Ottawa I Limited Partnership	$15,000	$10,000	$-	$5,000

Preservation Partners I, L.P.	45,000	30,000	-	15,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2013 consisted of $19,000 in cash. Liabilities at September 30, 2013 consisted of $695,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012. The Partnership’s net loss for the three months ended September 30, 2012 was $(58,000), reflecting an increase of $(29,000) from the $(29,000) net loss experienced for the three months ended September 30, 2012. Legal and accounting fees increased by $(29,000) for the three months ended September 30, 2013, due the legal costs associated with United Development Co., L.P – 97.0 and the timing of the accounting work performed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 30, 2013 Compared to the Six Months Ended September 30, 2012. The Partnership’s net loss for the six months ended September 30, 2013 was $(118,000), reflecting a decrease of approximately $4,000 from the $(122,000) net loss experienced for the six months ended September 30, 2012. The change was due to a decrease of $34,000 in impairment loss for the six months ended September 30, 2013. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. Legal and accounting fees increased by $(42,000) for the six months ended September 30, 2013 due the legal costs associated with United Development Co., L.P – 97.0 and the timing of the accounting work performed. Other expenses increased by $(1,000) during the six months ended September 30, 2013 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. Reporting fees increased by $10,000 during the six months ended September 30, 2013. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2013 Compared to the Six Months Ended September 30, 2012. The net increase in cash during the six months ended September 30, 2013 was $12,000 compared to a net increase in cash for the six months ended September 30, 2012 of $2,000. The Partnership received $12,000 in reporting fees from Local Limited Partnerships during the six months ended September 30, 2013 compared to $2,000 received during the six months ended September 30, 2012. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

During the six months ended September 30, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $121,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through November 30, 2014.

Recent Accounting Changes

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

Other Matters

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P.-97.0 (“UD 97.0”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (“Wells Fargo”) for being in default on its loans due to past due property taxes. Wells Fargo confirmed that the loans were current, but due to the fact that the property taxes were past due, they were suing to call all the notes to be paid in full immediately. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report a date has not been established for the receivership proceedings by Wells Fargo. A meeting was held by Associates July 25, 2012 to address the Local General Partner’s failure to pay the 2011 audits, tax returns, and ineffectiveness of the management company. The Partnership’s investment balance in this Local Limited Partnership was $0 as of both September 30, 2013 and March 31, 2013.

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. No additional payments have been made subsequent to December 31, 2012. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of this partnership, the replacement General Partner has elected to file for bankruptcy. Local bankruptcy counsel was hired, all filings were prepared and the actual filing occurred on January 22, 2013. United Development Co., L.P.-97.0 (“UD 97.0”) was sold subsequent to September 30, 2013 as discussed in note 1.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and six-month periods ended September 30, 2013 and September 30, 2012, (iii) the Condensed Statement of Partner’s Equity (Deficit) for the six months ended September 30, 2013, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2013 and September 30, 2012 and (v) the Notes to Condensed Financial Statements.

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

Date: November 8, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 8, 2013

