Form 10-Q
period 2013-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2014-02-07
CIK 1037156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2013

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013

ASSETS

Cash	$30,934	$7,113
Other assets	28,113	-
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	9,465

Total Assets	$59,047	$16,578

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	718,062	574,003

Total Liabilities	718,062	574,003

Partners’ Deficit:
General Partner	(176,420)	(175,404)
Limited Partners (25,000 Partnership Units authorized; 20,480 and 20,495 Partnership Units issued and outstanding, respectively)	(482,595)	(382,021)

Total Partners’ Deficit	(659,015)	(557,425)

Total Liabilities and Partners’ Deficit	$59,047	$16,578

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$1,349	$13,318	$-	$2,000

Total operating income	1,349	13,318	-	2,000

Operating expenses and loss:
Amortization (Note 1)	-	-	146	2,453
Asset management fees (Note 3)	10,919	41,623	15,352	46,056
Impairment loss (Note 1)	-	9,465	-	43,460
Legal and accounting fees	19,612	92,955	2,381	34,132
Write off of advances to Local Limited Partnerships	9,500	9,500	-	-
Other	2,322	18,813	1,431	16,769

Total operating expenses and loss	42,353	172,356	19,310	142,870

Loss from operations	(41,004)	(159,038)	(19,310)	(140,870)

Gain on sale of Local Limited Partnerships	57,446	57,446	-	-

Interest income	2	2	-	-

Net income (loss)	$16,444	$(101,590)	$(19,310)	$(140,870)

Net income (loss) allocated to:
General Partner	$164	$(1,016)	$(193)	$(1,409)

Limited Partners	$16,280	$(100,574)	$(19,117)	$(139,461)

Net income (loss) per Partnership Unit	$1	$(5)	$(1)	$(7)

Outstanding weighted Partnership Units	20,480	20,480	20,500	20,500

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2013

(Unaudited)

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2013	$(175,404)	$(382,021)	$(557,425)

Net loss	(1,016)	(100,574)	(101,590)

Partners’ deficit at December 31, 2013	$(176,420)	$(482,595)	$(659,015)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(101,590)	$(140,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	2,453
Impairment loss	9,465	43,460
Gain on sale of Local Limited Partnerships	(57,446)	-
Increase in other assets	(28,113)	-
Increase in accrued fees and expenses due to General Partner and affiliates	144,059	96,958

Net cash provided by (used in) operating activities	(33,625)	2,001

Cash flows from investing activities:
Advances to Local Limited Partnerships	(9,500)	-
Write off of advances to Local Limited Partnerships	9,500	-
Net proceeds from sale of Local Limited Partnerships	57,446	-

Net cash provided by investing activities	57,446	-

Net increase in cash	23,821	2,001

Cash, beginning of period	7,113	5,112

Cash, end of period	$30,934	$7,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $27,305 for volume purchases and dealer discounts of $16,100 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of December 31, 2013, a total of 20,480 Partnership Units remain outstanding. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2013

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2015.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Four of the Housing Complexes have completed their 15-year Compliance Period as of December 31, 2013.

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

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2013.

As of March 31, 2013 the Partnership sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P.

During the nine months ended December 31, 2013, the Partnership has identified and sold its Local Limited Partnerships interests in Ottawa I Limited Partnership and Preservation Partners I, L.P. The Partnership also sold the Housing Complex of United Development Co., L.P.-97.0 (“UD 97.0”). The Compliance Periods for these Local Limited Partnerships have expired so there is no risk of tax credit recapture to the investors in the Partnership. The net investment balance has reached zero at the time of sale for all three of the Local Limited Partnerships as listed in the table below.

Local Limited Partnership	Debt at 12/31/12	Appraisal value	Sales Proceeds	Sale related expenses	Gain (loss) on sale

Ottawa I Limited Partnership	$1,359,238	$425,102	$15,000	$524	$14,476

Preservation Partners I, L.P.	1,810,282	1,178,055	45,000	1,573	43,427

United Development Co., L.P.-97.0 (*)	1,145,413	2,000,000	-	457	(457)

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed during the nine months ended to December 31, 2013:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Ottawa I Limited Partnership	$15,000	$10,000	$-	$5,000

Preservation Partners I, L.P.	45,000	30,000	-	15,000

United Development Co., L.P.-97.0 (*)	-	-	-	-

(*) UD 97.0 has filed for bankruptcy and the property was sold under the supervision of the bankruptcy court. There were no cash proceeds to the Partnership for this deal. The mortgage note on the Partnership was in technical default due to the fact that the property taxes were not current. The Housing Complex was sold and all the encumbrances of debt were transferred with the disposition. UD 97.0 was dissolved as of December 31, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2013, Brighton Ridge Apartments, L.P., Cotton Mill Elderly Living Center, L.P., West Mobile county Housing, LTD, Summer Wood Apartments, L.P., Kechel Tower, L.P., St. Susanne Associates I, L.P., Country Club Investors, L.P., Boonville Associates I, L.P., Wagner Partnership 99, L.P., and West Liberty Family Apartments, Ltd. were identified for disposition. Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. As of the date of this report, the estimated purchase prices are still unknown.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reports net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2013, all of the investment balances had reached zero.

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

For the Quarterly Period Ended December 31, 2013

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense was $0 and $2,453 for the nine months ended December 31, 2013 and 2012, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $0.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. During the nine months ended December 31, 2013 and 2012, impairment loss on the intangibles was $9,465 and $43,460, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 11 and 14 Local Limited Partnerships, respectively. As of December 31, 2013 and March 31, 2013, these Local Limited Partnership’s own one Housing Complex consisting of an aggregate of 424 and 576 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2013	For the Year Ended March 31, 2013

Investments per balance sheet, beginning of period	$9,465	$54,147
Impairment loss	(9,465)	(43,460)
Amortization of capitalized acquisition fees and costs	-	(1,222)

Investments per balance sheet, end of period	$-	$9,465

	For the Nine Months Ended December 31, 2013	For the Year Ended March 31, 2013
Investments in Local Limited Partnerships, net	$-	$-
Acquisition fees and costs, net of accumulated amortization of $0 and $438	-	9,465
Investments per balance sheet, end of period	$-	$9,465

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenues	$2,161,000	$2,438,000

Expenses:
Interest expense	369,000	425,000
Depreciation and amortization	753,000	840,000
Operating expenses	1,489,000	1,728,000
Total expenses	2,611,000	2,993,000

Net loss	$(450,000)	$(555,000)
Net loss allocable to the Partnership	$(446,000)	$(552,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2013

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs was $0 and $438 as of December 31, 2013 and March 31, 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. As of December 31, 2013, the acquisition fees were fully amortized or impaired.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $111,334, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized or impaired for all periods presented.

(c)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $41,623 and $46,056 were incurred during the nine months ended December 31, 2013 and 2012, respectively, none of which were paid during either of the nine months ended December 31, 2013 and 2012.

(d)	The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $40,000 and $0 during the nine months ended December 31, 2013 and 2012, respectively.

(e)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2013	March 31, 2013

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$332,304	$229,868
Asset management fee payable	385,758	344,135

Total	$718,062	$574,003

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2013 consisted of $31,000 in cash and $28,000 in other assets. Liabilities at December 31, 2013 consisted of $718,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012. The Partnership’s net income for the three months ended December 31, 2013 was $16,000, reflecting an increase of $35,000 from the $(19,000) net loss experienced for the three months ended December 31, 2012. The change was partially due to an increase of $(17,000) in legal and accounting fees for the three months ended December 31, 2013 compared to the three months ended December 31, 2012, due to legal costs associated with United Development Co. L.P.-97.0 and the timing of the accounting work performed. There was $57,000 increase in gain on sale of Local Limited Partnerships for the three months ended December 31, 2013. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sale proceeds of the Local Limited Partnership which were sold. Asset management fees decreased by $4,000 for the three months ended December 31, 2013. The fees are calculated based on the value of invested assets which decreased due to the sales of the Local Limited Partnerships. During the three months ended December 31, 2013, there was an increase of $(10,000) in write off of advances to Local Limited Partnerships. The advances and write offs vary from period to period based on the needs of the Local Limited Partnership. Reporting fees increased by $1,000 for the three months ended December 31, 2013. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnership pays those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012. The Partnership’s net loss for the nine months ended December 31, 2013 was $(102,000), reflecting a decrease of approximately $39,000 from the $(141,000) net loss experienced for the nine months ended December 31, 2012. The change was partially due to a decrease of $34,000 in impairment loss for the nine months ended December 31, 2013. Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year to the Partnership. There was $57,000 increase in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2013. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sale proceeds of the Local Limited Partnership which were sold. The amortization expense decreased by $2,000 for the nine months ended December 31, 2013. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is reassessed. Asset management fees decreased by $4,000 for the nine months ended December 31, 2013. The fees are calculated based on the value of the invested assets which decreased due to the sales of the Local Limited Partnerships. Legal and accounting fees increased by $(59,000) for the nine months ended December 31, 2013, due to legal costs associated with United Development Co. L.P.-97.0 and the timing of the accounting work performed. Reporting fees increased by $11,000 for the nine months ended December 31, 2013. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. During the nine months ended December 31, 2013, there was an increase of $(10,000) in write off of advances to Local Limited Partnerships. The advances and write off vary from period to period based on the needs of the Local Limited Partnerships.

Liquidity and Capital Resources

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012. The net increase in cash during the nine months ended December 31, 2013 was $24,000 compared to a net increase in cash for the nine months ended December 31, 2012 of $2,000. During the nine months ended December 31, 2013, the Partnership received $57,000 in net proceeds from dispositions compared to no proceed received during the nine months ended December 31, 2012. During the nine months ended December 31, 2013, the Partnership paid the General Partner or an affiliate $40,000 in reimbursements of operating expenses that were paid on the Partnership’s behalf compared to no such payment during the nine months ended December 31, 2012. Reimbursement of accrued asset management fees and operating expenses are paid after management reviews the cash position of the Partnership. The Partnership received $13,000 in reporting fees from Local Limited Partnerships during the nine months ended December 31, 2013 compared to $2,000 received during the nine months ended December 31, 2012. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $144,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through February 28, 2015.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012, (iii) the Condensed Statement of Partners’ Deficit for the nine months ended December 31, 2013, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:	WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	February 7, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:	February 7, 2014

