Form 10-K
period 2014-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2014-06-10
CIK 1037156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Pursuant to a registration statement prospectus and supplements thereto, filed with the U.S. Securities and Exchange Commission, on June 23, 1997, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted. As of March 31, 2014, a total of 20,480 Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is seeking to sell its Local Limited Partnership Interests. Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated March 3, 1997 (the “Partnership Agreement”), will be accomplished in the near term. Furthermore, the codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complexes. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the ten-year credit delivery period and/or the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership originally invested in fifteen Local Limited Partnerships, four have been sold or otherwise disposed of as of March 31, 2014. Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year Compliance Period of the Eleven Housing Complexes:

Expiration Date for 15-year Compliance Period

Local Limited Partnership Name	Compliance Period Expiration Date

Boonville Associates I, L.P.	2016
Brighton Ridge Apartments L.P.	2014
Cotton Mill Elderly Living Center, L.P.	2016
Country Club Investors, L.P.	2013
Desloge Associates I, L.P.	2014
Kechel Towers, L.P.	2014
St. Susanne Associates I, L.P.	2015
Summer Wood Ltd.	2014
Wagner Partnership 99 Limited Partnership	2016
West Liberty Family Apartments, Ltd.	2017
West Mobile County Housing, Ltd.	2014

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement.

The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partnerships, as the proceeds first would be used to pay Partnership obligations and to fund reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners.

As of March 31, 2013, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apts., LP.

During the year ended March 31, 2014, the Partnership sold its Local Limited Partnership interests in Ottawa I Limited Partnership and Preservation Partners I, L.P. The Housing Complex of United Development Co., L.P.-97.0 (“UD 97.0”) was also disposed of as described below. The Compliance Periods for each of these Local Limited Partnerships has expired so there is no risk of tax credit recapture to the investors in the Partnership. The net investment balance had reached zero at the time of disposition for all three of the Local Limited Partnerships as listed in the table below.

Local Limited Partnership	Debt at 12/31/12	Appraisal value	Sales Proceeds	Sale related expenses	Gain (loss) on sale

Ottawa I Limited Partnership	$1,357,433	$425,102	$15,000	$524	$14,476

Preservation Partners I, L.P.	1,807,455	1,178,055	45,000	1,573	43,427

United Development Co., L.P.-97.0 (*)	1,150,275	2,000,000	-	2,183	(2,183)

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed during the year ended March 31, 2014:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Ottawa I Limited Partnership	$15,000	$10,000	$-	$5,000

Preservation Partners I, L.P.	45,000	30,000	-	15,000

United Development Co., L.P.-97.0 (*)	-	-	-	-

(*) UD 97.0 has filed for bankruptcy and the property was disposed of under the supervision of the bankruptcy court. There were no cash proceeds to the Partnership for this deal. The mortgage note on the Partnership was in technical default due to the fact that the property taxes were not current. The Housing Complex was transferred, along with all the encumbrances of debt, with the disposition. UD 97.0 was dissolved as of December 31, 2013.

During the year ended March 31, 2014, Brighton Ridge Apartments, L.P., Cotton Mill Elderly Living Center, L.P., West Mobile County Housing, LTD, Summer Wood Apartments, L.P., Kechel Tower, L.P., St. Susanne Associates I, L.P., Country Club Investors, L.P., Boonville Associates I, L.P., Wagner Partnership 99, L.P., and West Liberty Family Apartments, Ltd. were identified for disposition. Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. As of the date of this report, the estimated purchase prices are still unknown.

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

Low Income Housing Tax Credits might be less than anticipated. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership. Even when each Housing Complex has completed its Compliance Period, the IRS generally can audit an information income tax return for a period of three years following the filing date of the return. A determination by the IRS that the amount of Low Income Housing Tax Credits taken for an open year could result in a recapture of credits with interest. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

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

As part of the recently enacted health care legislation, Congress has codified the economic substance doctrine. Because of its recent enactment, the full reach of this provision is unclear. In as much as Housing Complexes might offer no benefit to a purchaser other than tax benefits, it is possible that the economic substance doctrine could be interpreted to limit deduction of tax losses from Housing Complexes, which would be expected to have a significant adverse effect on the sale value of the Housing Complexes and the Local Limited Partnership Interests.

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

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, there may be limits on the use of business credits to offset any alternative minimum tax. All of these concepts are extremely complicated.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner’s return may be derived only from the Low Income Housing Tax Credits and tax losses. Similar risks apply to sales of Local Limited Partnership Interests.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax Credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, at the time of the Partnership’s investment, each Local General Partner demonstrated a net worth which the General Partner believed was appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values equal to or less than the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of all periods presented, the Partnership has reduced the carrying amount to zero with respect to all of its investments.

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

For each of the years ended March 31, 2014, 2013 and 2012, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2014, 2013 and 2012 impairment loss related to investments in Local Limited Partnerships was $9,465, $43,460 and $250,984, respectively.

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

Passive activity rules will limit deduction of the Partnership’s losses and impose tax on interest income. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income

The Partnership may earn interest income on its reserves and loans. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

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

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and

●	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $53,000, $61,000 and $61,000 for the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership’s future contractual cash obligations consist primarily of its obligations to pay future annual asset management fees. These will equal approximately $44,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the remaining Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P. Series 6

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Boonville Associates I, L.P. (2)	Boonville, Missouri	Central Missouri Counties’ Human Development Corporation	$2,195,000	$2,195,000	48	$3,027,000	$513,000

Brighton Ridge Apartments, L.P. (2)	Edgefield, South Carolina	The Piedmont Foundation of South Carolina, Inc.	926,000	926,000	44	1,302,000	384,000

Cotton Mill Elderly Living Center, L.P. (2)	Rock Island, Illinois	Elderly Living Development, Inc. and Quad Cities Redevelopment Resources, Inc.	1,040,000	1,040,000	31	1,445,000	631,000

Country Club Investors, L.P. (2)	Richmond, Virginia	Mark-Dana Corporation	305,000	305,000	97	359,000	2,123,000

Desloge Associates I, L.P.	Desloge, Missouri	East Missouri Action Agency, Inc.	1,059,000	1,059,000	32	1,629,000	437,000

Kechel Towers, L.P. (2)	Logansport, Indiana	Compass Square Development Corporation	1,348,000	1,348,000	23	1,258,000	319,000

St. Susanne Associates I, L.P. (2)	Mt. Vernon, Missouri	Southwind Community Development	255,000	255,000	16	337,000	618,000

Summer Wood Ltd. (2)	Camden, Alabama	ACHR Housing Corporation	1,237,000	1,237,000	32	1,707,000	875,000

WNC Housing Tax Credit Fund VI, L.P. Series 6

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Wagner Partnership 99 Limited Partnership (2)	Wagner, South Dakota	Lutheran Social Services of South Dakota and Weinburg Investments, Inc.	232,000	232,000	26	334,000	778,000

West Liberty Family Apartments, Ltd. (2)	West Liberty, Kentucky	Joe B. Curd, Jr. and Janie Sheets Curd	318,000	318,000	20	474,000	1,184,000

West Mobile County Housing, Ltd. (2)	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	1,858,000	1,858,000	55	2,543,000	1,103,000

			$10,773,000	$10,773,000	424	$14,415,000	$8,965,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and allocated to the Limited Partners and General Partner and are no longer available to be allocated to the Partnership’s Limited Partners.

(2)	The Local Limited Partnership has been identified for sale as of March 31, 2014.

WNC Housing Tax Credit Fund VI, L.P. Series 6

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Boonville Associates I, L.P. (1)	$181,000	$(108,000)	99.97%

Brighton Ridge Apartments L.P. (1)	339,000	20,000	98.99%

Cotton Mill Elderly Living Center, L.P. (1)	127,000	(87,000)	99.98%

Country Club Investors, L.P. (1)	673,000	(43,000)	66.99%

Desloge Associates I, L.P.	121,000	(48,000)	99.89%

Kechel Towers, L.P. (1)	131,000	(967,000)	99.98%

St. Susanne Associates I, L.P. (1)	107,000	6,000	99.98%

Summer Wood Ltd. (1)	102,000	(63,000)	99.98%

Wagner Partnership 99 Limited Partnership (1)	116,000	(28,000)	99.98%

West Liberty Family Apartments, Ltd. (1)	80,000	(59,000)	99.98%

West Mobile County Housing, Ltd. (1)	248,000	(64,000)	99.98%

	$2,225,000	$(1,441,000)

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2014.

WNC Housing Tax Credit Fund VI, L.P. Series 6

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Boonville Associates I, L.P.	Boonville, Missouri	Central Missouri Counties’ Human Development Corporation	98%	98%	94%	100%	98%

Brighton Ridge Apartments, L.P.	Edgefield, South Carolina	The Piedmont Foundation of South Carolina, Inc.	93%	100%	95%	93%	93%

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	Elderly Living Development, Inc. and Quad Cities Redevelopment Resources, Inc.	90%	87%	100%	94%	94%

Country Club Investors, L.P.	Richmond, Virginia	Mark-Dana Corporation	96%	97%	96%	81%	87%

Desloge Associates I, L.P.	Desloge, Missouri	East Missouri Action Agency, Inc.	91%	88%	97%	100%	100%

Kechel Towers, L.P.	Logansport, Indiana	Compass Square Development Corporation	100%	100%	100%	100%	100%

Ottawa I, L.P.	Oglesby, Illinois	Michael K. Moore	N/A	88%	88%	88%	88%

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	Michael K. Moore and Affordable Housing Development Fund, Inc.	N/A	94%	94%	97%	97%

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	Southwind Community Development	100%	100%	100%	100%	100%

Summer Wood Ltd.	Camden, Alabama	ACHR Housing Corporation	97%	78%	84%	75%	94%

WNC Housing Tax Credit Fund VI, L.P. Series 6

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Trenton Village Apartments, L.P.	Trenton, Missouri	MBL Development, Co.	N/A	N/A	N/A	N/A	94%

United Development Co., L.P. - 97.0	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	N/A	88%	88%	93%	93%

Wagner Partnership 99 Limited Partnership	Wagner, South Dakota	Lutheran Social Services of South Dakota and Weinburg Investments, Inc.	77%	81%	92%	92%	81%

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	Joe B. Curd, Jr. and Janie Sheets Curd	100%	100%	95%	100%	100%

West Mobile County Housing, Ltd.	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	95%	89%	91%	93%	85%

		Weighted average	94%	92%	93%	92%	93%

N/A – The Partnership sold its interest in the Local Limited Partnership prior to the respective year end.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2014, there were 1,055 Limited Partners, and no assignees of Partnership Units who were not admitted as Limited Partners.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2014.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2014	2013	2012	2011	2010

ASSETS
Cash	$32,285	$7,113	$5,112	$13,544	$54,759
Other assets	31,843	-	-	-	-
Investments in Local Limited Partnerships, net	-	9,465	54,147	339,938	899,903

Total Assets	$64,128	$16,578	$59,259	$353,482	$954,662

LIABILITIES

Accrued fees and expenses due to the General Partner and affiliates	$753,919	$574,003	$452,395	$269,159	$264,747

Total Liabilities	753,919	574,003	452,395	269,159	264,747
PARTNERS’ EQUITY (DEFICIT)	(689,791)	(557,425)	(393,136)	84,323	689,915

Total Liabilities and Partners’ Equity (Deficit)	$64,128	$16,578	$59,259	$353,482	$954,662

Selected results of operations, cash flows and other information for the Partnership are as follows:

	March 31,
	2014	2013	2012	2011	2010

Loss from operations	$(188,090)	$(164,290)	$(446,609)	$(471,647)	$(1,012,446)
Equity in losses of Local Limited Partnerships	-	-	(30,851)	(187,256)	(382,180)
Gain on sale of Local Limited Partnerships	55,720	-	-	18,299	-
Interest income	4	1	1	12	41
Net loss	$(132,366)	$(164,289)	$(477,459)	$(640,592)	$(1,394,585)

Net loss allocated to:
General Partner	$(1,324)	$(1,643)	$(4,775)	$(6,406)	$(13,946)

Limited Partners	$(131,042)	$(162,646)	$(472,684)	$(634,186)	$(1,380,639)

Net loss per Partnership Unit	$(6.40)	$(7.94)	$(23.06)	$(30.94)	$(67.35)

Outstanding weighted Partnership Units	20,480	20,495	20,500	20,500	20,500

Note 1 – Loss from operations for the years ended March 31, 2014, 2013, 2012, 2011 and 2010 includes a charge for impairment losses on investments in Local Limited Partnerships of $9,465, $43,460, $250,984, $365,384, and $881,075, respectively. (See Note 2 to the financial statements.)

	For the Years Ended March 31,
	2014	2013	2012	2011	2010

Net cash provided by (used in):

Operating activities	$(21,048)	$2,001	$(8,432)	$(59,514)	$(23,398)
Investing activities	46,220	-	-	18,299	1,872

Net change in cash	25,172	2,001	(8,432)	(41,215)	(21,526)

Cash, beginning of period	7,113	5,112	13,544	54,759	76,285

Cash, end of period	$32,285	$7,113	$5,112	$13,544	$54,759

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2013	2012	2011	2010	2009

Federal	$-	$2	$20	$32	$79
State	-	-	-	-	-

Total	$-	$2	$20	$32	$79

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

Impact of Recent Accounting Pronouncements

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

Financial Condition

For the year ended March 31, 2014

The Partnership’s assets at March 31, 2014 consisted of $32,000 in cash and other assets of $32,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2014 consisted of $754,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

Results of Operations

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The Partnership’s net loss for the year ended March 31, 2014 of $(132,000), reflecting an decrease of $32,000 from the net loss experienced for the year ended March 31, 2013 of $(164,000). The decrease in net loss was due in part to a decrease of $34,000 in impairment loss for the year ended March 31, 2014 compared to the year ended March 31, 2013. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. There was an increase of $56,000 in gain on sale of Local Limited Partnerships for the year ended March 31, 2014. The gain on sale recorded by the Partnership can vary depending on the values and sale proceeds of the Local Limited Partnerships which were sold. Amortization decreased by $1,000 for the year ended March 31, 2014 compared to the year ended March 31, 2013. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased. There was also an increase of $10,000 in write-off of advances to Local Limited Partnerships for the year ended March 31, 2014 compared to the year ended March 31, 2013. Advances and write-offs vary based on the operations and needs of the Local Limited Partnerships. Legal and accounting expenses increased by $(62,000) for the year ended March 31, 2014 due to legal services related to a Local Limited Partnership and the timing of the accounting work performed. Asset management fees decreased by $9,000 for the year ended March 31, 2014. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. The reporting fees increased by $11,000 for the year ended March 31, 2014. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net loss for the year ended March 31, 2013 of $(164,000), reflecting an decrease of $313,000 from the net loss experienced for the year ended March 31, 2012 of $(477,000). The decrease in net loss was due in part to a decrease of $208,000 in impairment loss for the year ended March 31, 2013 compared to the year ended March 31, 2012. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. Amortization decreased by $3,000 for the year ended March 31, 2013 compared to the year ended March 31, 2012. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. As impairment is recorded against the intangibles, the amortization expense for future periods is decreased. There was a $31,000 decrease in equity in losses of Local limited Partnerships for the year ended March 31, 2013. All investment balances reached zero in the prior year, therefore no further equity in losses could be recorded. There was also a decrease of $9,000 in write-off of advances to Local Limited Partnerships for the year ended March 31, 2013 compared to the year ended March 31, 2012. No advances were made during the year ended March 31, 2013 compared to $(9,000) advanced and reserved for during the year ended March 31, 2012. Advances vary based on the operations and needs of the Local Limited Partnerships. Legal and accounting expenses decreased by $65,000 for the year ended March 31, 2013 due to the timing of the accounting work performed. The reporting fees increased by $2,000 for the year ended March 31, 2013. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net increase in cash for the year ended March 31, 2014 was $25,000 compared to the net increase in cash for the year ended March 31, 2013 of $2,000. During the year ended March 31, 2014, the Partnership received $56,000 in net proceeds from dispositions compared to no proceeds received during the year ended March 31, 2013 as no Local Limited Partnerships were disposed of during the year ended March 31, 2013. There was an $11,000 increase in reporting fees for the year ended March 31, 2014 as discussed above. Advances of $(10,000) were made to Local Limited Partnerships during the year ended March 31, 2014 compared to no advances during the year ended March 31, 2013. Advances vary from period to period based on the operations and needs of the Local Limited Partnerships. Additionally, during the year ended March 31, 2014, the Partnership paid the General Partner or an affiliate $40,000 in reimbursements of operating expenses that were paid on the Partnership’s behalf compared to no such payments during the year ended March 31, 2013.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $180,000, $122,000 and $183,000 for the years ended March 31, 2014, 2013 and 2012, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
Asset management fees(1)	$797,594	$43,675	$43,675	$43,675	$43,675	$1,441,275	$2,413,569
Total contractual cash obligations	$797,594	$43,675	$43,675	$43,675	$43,675	$1,441,275	$2,413,569

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2014 until December 31, 2052. Amounts due to the General Partner as of March 31, 2014 have been included in the 2015 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the “Partnership”) as of March 31, 2014 and 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2014 and 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick, LLP
CohnReznick, LLP
Bethesda, Maryland
June 10, 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 6

We have audited the accompanying statements of operations, partners’ deficit and cash flows of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the Partnership) for the year ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, WNC Housing Tax Credit Fund VI, L.P., Series 6’s results of its operations and its cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to year above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Reznick Group, P.C.

Bethesda, Maryland

June 22, 2012

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2014	2013
ASSETS

Cash	$32,285	$7,113
Other assets	31,843	-
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	9,465

Total Assets	$64,128	$16,578

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$753,919	$574,003

Total Liabilities	753,919	574,003

Partners’ Deficit:
General Partner	(176,728)	(175,404)
Limited Partners (25,000 Partnership Units authorized; 20,480 and 20,495, respectively, Partnership Units issued and outstanding)	(513,063)	(382,021)

Total Partners’ Deficit	(689,791)	(557,425)

Total Liabilities and Partners’ Deficit	$64,128	$16,578

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2014	2013	2012
Operating income:
Reporting fees	$13,318	$2,000	$500

Operating expenses and loss:
Amortization (Notes 2 and 3)	-	1,222	3,956
Impairment loss (Note 2)	9,465	43,460	250,984
Asset management fees (Note 3)	52,542	61,408	61,408
Legal and accounting	102,053	40,535	105,282
Write off of advances to Local Limited Partnerships	9,500	-	8,932
Other	27,848	19,665	16,547
Total operating expenses and loss	201,408	166,290	447,109

Loss from operations	(188,090)	(164,290)	(446,609)

Equity in losses of Local Limited Partnerships (Note 2)	-	-	(30,851)

Gain on sale of Local Limited Partnerships	55,720	-	-

Interest income	4	1	1

Net loss	$(132,366)	$(164,289)	$(477,459)

Net loss allocated to:
General Partner	$(1,324)	$(1,643)	$(4,775)
Limited Partners	$(131,042)	$(162,646)	$(472,684)

Net loss per Partnership Unit	$(6.40)	$(7.94)	$(23.06)

Outstanding weighted Partnership Units	20,480	20,495	20,500

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2014, 2013 and 2012

	General Partner	Limited Partners	Total
Partners’ equity (deficit) at March 31, 2011	$(168,986)	$253,309	$84,323

Net loss	(4,775)	(472,684)	(477,459)

Partners’ deficit at March 31, 2012	(173,761)	(219,375)	(393,136)

Net loss	(1,643)	(162,646)	(164,289)

Partners’ deficit at March 31, 2013	(175,404)	(382,021)	(557,425)

Net loss	(1,324)	(131,042)	(132,366)

Partners’ deficit at March 31, 2014	$(176,728)	$(513,063)	$(689,791)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2014	2013	2012

Cash flows from operating activities:
Net loss	$(132,366)	$(164,289)	$(477,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	1,222	3,956
Impairment loss	9,465	43,460	250,984
Equity in losses of Local Limited Partnerships	-	-	30,851
Gain on sale of Local Limited Partnership	(55,720)	-	-
Write off of advances to Local Limited Partnerships	9,500	-	8,932
Increase in other assets	(31,843)	-	-
Increase in accrued fees and expenses due to General Partner and affiliates	179,916	121,608	183,236

Net cash provided by (used in) operating activities	(21,048)	2,001	500

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	55,720	-	-
Advances to Local Limited Partnerships	(9,500)	-	(8,932)

Net cash provided by (used in) investing activities	46,220	-	(8,932)

Net increase (decrease) in cash	25,172	2,001	(8,432)

Cash, beginning of year	7,113	5,112	13,544

Cash, end of year	$32,285	$7,113	$5,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted. As of March 31, 2014 a total of 20,480 Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

For the Years Ended March 31, 2014, 2013 and 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. One of the Housing Complexes has completed its Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership, as the proceeds first would be used to pay Partnership obligations and funding of reserves.

As of March 31, 2013, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apts., LP.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the year ended March 31, 2014, the Partnership sold its Local Limited Partnership interests in Ottawa I Limited Partnership and Preservation Partners I, L.P. The Housing Complex of United Development Co., L.P.-97.0 (“UD 97.0”) was also disposed of as described below. The Compliance Periods for each of these Local Limited Partnerships has expired so there is no risk of tax credit recapture to the investors in the Partnership. The net investment balance had reached zero at the time of disposition for all three of the Local Limited Partnerships as listed in the table below.

Local Limited Partnership	Debt at 12/31/12	Appraisal value	Sales Proceeds	Sale related expenses	Gain (loss) on sale

Ottawa I Limited Partnership	$1,357,433	$425,102	$15,000	$524	$14,476

Preservation Partners I, L.P.	1,807,455	1,178,055	45,000	1,573	43,427

United Development Co., L.P.-97.0 (*)	1,150,275	2,000,000	-	(2,183)	(2,183)

The following table represents the use of the cash proceeds from the disposition of the Local Limited Partnerships that were disposed during the year ended March 31, 2014:

Local Limited Partnership	Cash Proceeds	Reimburse GP or affiliates for expenses	Payment of accrued asset management fees	Remaining cash to remain in reserves for future expenses

Ottawa I Limited Partnership	$15,000	$10,000	$-	$5,000

Preservation Partners I, L.P.	45,000	30,000	-	15,000

United Development Co., L.P.-97.0 (*)	-	-	-	-

(*) UD 97.0 has filed for bankruptcy and the property was disposed of under the supervision of the bankruptcy court. There were no cash proceeds to the Partnership for this deal. The mortgage note on the Partnership was in technical default due to the fact that the property taxes were not current. The Housing Complex was transferred, along with all the encumbrances of debt, with the disposition. UD 97.0 was dissolved as of December 31, 2013.

During the year ended March 31, 2014, Brighton Ridge Apartments, L.P., Cotton Mill Elderly Living Center, L.P., West Mobile County Housing, LTD, Summer Wood Apartments, L.P., Kechel Tower, L.P., St. Susanne Associates I, L.P., Country Club Investors, L.P., Boonville Associates I, L.P., Wagner Partnership 99, L.P., and West Liberty Family Apartments, Ltd. were identified for disposition. Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. As of the date of this report, the estimated purchase prices are still unknown.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2014, all of the balances in Local Limited Partnerships have reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of both March 31, 2014 and 2013, the Partnership had no cash equivalents.

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2014, 2013 and 2012 was $0, $1,222 and $3,956, respectively. Acquisition fees and costs have been fully amortized or impaired as of March 31, 2014.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2014, 2013 and 2012 impairment loss related to investments in Local Limited Partnerships was $0, $0 and $192,213, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2014, 2013 and 2012, impairment loss on the intangibles was $9,465, $43,460 and $58,771, respectively.

Impact of Recent Accounting Pronouncements

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2014 and 2013, the Partnership owns Local Limited Partnership interests in 11 and 14 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 424 and 576, respectively, apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2014 and 2013 are approximately $(859,000) and $(2,216,000), respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account along with impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2014, 2013 and 2012, impairment loss related to investments in Local Limited Partnerships was $0, $0 and $192,213.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the years ended March 31, 2014, 2013 and 2012, impairment loss on the intangibles was $9,465, $43,460 and $58,771, respectively.

As of March 31, 2014 and 2013, the investment accounts in all Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2014, 2013 and 2012 amounting to approximately $1,453,000, $696,000 and $752,000, respectively, have not been recognized. As of March 31, 2014, the aggregate share of net losses not recognized by the Partnership amounted to approximately $4,069,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For The Years Ended March 31,
	2014	2013	2012
Investments per balance sheet, beginning of period	$9,465	$54,147	$339,938
Impairment loss	(9,465)	(43,460)	(250,964)
Equity in losses of Local Limited Partnerships	-	-	(30,851)
Amortization of paid acquisition fees and costs	-	(1,222)	(3,956)

Investments per balance sheet, end of period	$-	$9,465	$54,147

	For the Years Ended March 31,
	2014	2013	2012
Investments in Local Limited Partnerships, net	$-	$-	-
Acquisition fees and costs, net of accumulated amortization of $0, $438 and $2,355	-	9,465	54,147
Investments per balance sheet, end of period	$-	$9,465	54,147

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

COMBINED CONDENSED BALANCE SHEETS

	2013	2012
ASSETS
Buildings and improvements (net of accumulated depreciation for 2013 and 2012 of $11,826,000 and $14,882,000 respectively)	$12,140,000	$18,312,000
Land	1,384,000	1,663,000
Other assets	1,247,000	1,523,000

Total assets	$14,771,000	$21,498,000

LIABILITIES
Mortgage loans payable	$8,965,000	$13,498,000
Due to related parties	1,362,000	2,099,000
Other liabilities	1,075,000	1,102,000

Total liabilities	11,402,000	16,699,000

PARTNERS’ EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 6	859,000	2,225,000
Other partners	2,510,000	2,574,000

Total partners’ equity	3,369,000	4,799,000

Total liabilities and partners’ equity	$14,771,000	$21,498,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011

Revenues	$2,346,000	$3,183,000	$3,250,000

Expenses:
Operating expenses	324,000	2,174,000	2,304,000
Interest expense	763,000	550,000	566,000
Depreciation and amortization	2,700,000	1,122,000	1,120,000

Total expenses	3,787,000	3,846,000	3,990,000

Net loss	$(1,441,000)	$(663,000)	$(740,000)

Net loss allocable to the Partnership	$(1,427,000)	$(655,000)	$(735,000)

Net loss recorded by the Partnership	$-	$-	$(31,000)

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

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000, which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $0 and $438 as of March 31, 2014 and 2013, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

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

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $52,542, $61,408 and $61,408 were incurred during the years ended March 31, 2014, 2013 and 2012, respectively, none of which were paid during the years ended March 31, 2014, 2013 and 2012.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were approximately $40,000, $0 and $0 during the years ended March 31, 2014, 2013 and 2012, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2014	2013
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$357,242	$229,868
Asset management fee payable	396,677	344,135

Total	$753,919	$574,003

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

2014	June 30	September 30	December 31	March 31

Income	$12,000	$-	$1,000	$-

Operating expenses and loss	(73,000)	(58,000)	(42,000)	(29,000)

Loss from operations	(61,000)	(58,000)	(41,000)	(29,000)

Gain (loss) on sale of Local Limited Partnerships	-	-	57,000	(1,000)

Net income (loss)	(61,000)	(58,000)	16,000	(30,000)

Net income (loss) available to Limited Partners	(60,000)	(57,000)	16,000	(30,000)

Net income (loss) per Partnership Unit	(3)	(3)	1	(1)

2013	June 30	September 30	December 31	March 31

Income	$2,000	$-	$-	$-

Operating expenses and loss	(95,000)	(29,000)	(19,000)	(23,000)

Loss from operations	(93,000)	(29,000)	(19,000)	(23,000)

Net loss	(93,000)	(29,000)	(19,000)	(23,000)

Net loss available to Limited Partners	(92,000)	(29,000)	(19,000)	(23,000)

Net loss per Partnership Unit	(4)	(1)	(1)	(2)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

2012	June 30	September 30	December 31	March 31

Income	$1,000	$-	$-	$-

Operating expenses and loss	(274,000)	(29,000)	(120,000)	(24,000)

Loss from operations	(273,000)	(29,000)	(120,000)	(24,000)

Equity in losses of Local Limited Partnerships	(28,000)	(3,000)	-	-

Net loss	(301,000)	(32,000)	(120,000)	(24,000)

Net loss available to Limited Partners	(298,000)	(32,000)	(119,000)	(24,000)

Net loss per Partnership Unit	(15)	(2)	(6)	-

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2014. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2014.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Evaluation of disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executives officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

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

Item 11. Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6 of the Partnership Agreement to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its Affiliates provided for in the Agreement and paid during the periods covered by this report or that could be paid in future periods are summarized below.

(a)	Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of the Partnership’s invested assets in the Local Limited Partnerships which are attributable to apartment units receiving government assistance. “Invested Assets” means the sum of the Partnership’s original investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Management fees of $52,542, $61,408 and $61,408 were incurred during the years ended March 31, 2014, 2013 and 2012, respectively, none of which were paid during the years ended March 31, 2014, 2013 and 2012.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for property management services actually rendered by the General Partner or its affiliates respecting the Housing Complexes owned by Local Limited Partnerships. No property management services were rendered and no compensation was payable for such services during the periods covered by this report.

(b)	Operating Expenses

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership’s Agreement. The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by the General Partner, an Affiliate of the General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with the General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $167,374, $60,200 and $121,829 during the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $40,000, $0 and $0 during the years ended March 31, 2014, 2013 and 2012, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $500 and $4,000 for the General Partner for the years ended December 31, 2013, 2012 and 2011, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2014, 2013 and 2012. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2014, 2013 and 2012.

(d)	Subordinated Disposition Fee

The General Partner may receive a subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

(e)	Compensation Committee Interlocks and Insider Participation

The Partnership has no compensation committee.

(f)	Compensation Committee Report

The Partnership has no compensation committee.

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

The management and control of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2014	2013

Audit Fees	$25,650	$24,250
Tax Fees	-	-
TOTAL	$25,650	$24,250

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2014 and 2013
Statements of Operations for the years ended March 31, 2014, 2013 and 2012
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012
Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012
Notes to Financial Statements

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2014 and 2013, (ii) the Statements of Operations for the years ended March 31, 2014, 2013 and 2012, (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012, (iv) the Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014		Initial Cost to Partnership			As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Boonville Associates I, L.P. (2)	Boonville, Missouri	$2,195,000	$2,195,000	$165,000	$3,751,000	$-	$513,000	$165,000	$3,751,000	$1,760,000	$2,156,000

Brighton Ridge Limited Partnership (2)	Edgefield, South Carolina	926,000	926,000	75,000	2,307,000	35,000	384,000	75,000	2,342,000	969,000	1,448,000

Cotton Mill Elderly Living Center, L.P. (2)	Rock Island, Illinois	1,040,000	1,040,000	300,000	1,509,000	327,000	631,000	300,000	1,836,000	880,000	1,256,000

Country Club Investors, L.P. (2)	Richmond, Virginia	305,000	305,000	323,000	3,404,000	380,000	2,123,000	323,000	3,784,000	2,040,000	2,067,000

Desloge Associates I, L.P.	Desloge, Missouri	1,059,000	1,059,000	50,000	2,021,000	108,000	437,000	50,000	2,129,000	1,120,000	1,059,000

Kechel Towers, L.P. (2)	Logansport, Indiana	1,348,000	1,348,000	3,000	1,895,000	239,000	319,000	3,000	2,134,000	1,967,000	170,000

St. Susanne Associates I, L.P. (2)	Mt. Vernon, Missouri	255,000	255,000	40,000	956,000	38,000	617,000	40,000	994,000	364,000	670,000

WNC Housing Tax Credit Fund VI, L.P., Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014		Initial Cost to Partnership			As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Summer Wood, Ltd. (2)	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	85,000	876,000	61,000	2,140,000	850,000	1,351,000

Wagner Partnership 99 Limited Partnership (2)	Wagner, South Dakota	232,000	232,000	147,000	1,133,000	119,000	778,000	147,000	1,252,000	451,000	948,000

West Liberty Family Apartments, Ltd. (2)	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(912,000)	1,184,000	120,000	460,000	121,000	459,000
						(1)
West Mobile County Housing, Ltd. (2)	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	14,000	1,103,000	100,000	3,144,000	1,304,000	1,940,000

		$10,773,000	$10,773,000	$1,384,000	$23,533,000	$433,000	$8,965,000	$1,384,000	$23,966,000	$11,826,000	$13,524,000

(1)	Impairment charge recorded as a result of a permanent decline in value.

(2)	The Local Limited Partnership has been identified for sale as of March 31, 2014.

WNC Housing Tax Credit Fund VI, L.P. Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Boonville Associates I, L.P. (1)	$181,000	$(108,000)	2000	27.5

Brighton Ridge Limited Partnership (1)	339,000	20,000	1998	40

Cotton Mill Elderly Living Center, L.P. (1)	127,000	(87,000)	1999	27.5

Country Club Investors, L.P. (1)	673,000	(43,000)	1999	27.5

Desloge Associates I, L.P.	121,000	(48,000)	1998	27.5

Kechel Towers, L.P. (1)	131,000	(967,000)	1998	27.5

St. Susanne Associates I, L.P. (1)	107,000	6,000	1999	40

Summer Wood Ltd. (1)	102,000	(63,000)	1999	40

Wagner Partnership 99 Limited Partnership (1)	116,000	(28,000)	2000	40

West Liberty Family Apartments, Ltd. (1)	80,000	(59,000)	2001	40

West Mobile County Housing, Ltd. (1)	248,000	(64,000)	1999	40

	$2,225,000	$(1,441,000)

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2014.

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

WNC Housing Tax Credit Fund VI, L.P., Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		Initial Cost to Partnership				As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Summer Wood, Ltd.	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	73,000		875,000	61,000	2,128,000	792,000	1,397,000

United Development Co., L.P. – 97.0	Memphis, Tennessee	2,813,000	2,813,000	182,000	4,266,000	(47,000)		1,150,000	182,000	4,219,000	1,954,000	2,447,000

Wagner Partnership 99 Limited Partnership	Wagner, South Dakota	232,000	232,000	147,000	1,133,000	91,000		783,000	147,000	1,224,000	413,000	958,000

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(911,000	)(1)	1,258,000	120,000	461,000	108,000	473,000

West Mobile County Housing, Ltd.	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	14,000		1,137,000	100,000	3,144,000	1,220,000	2,024,000

		$14,503,000	$14,503,000	$1,658,000	$32,399,000	$795,000		$13,498,000	$1,663,000	$33,194,000	$14,882,000	$19,975,000

(1)	Impairment charge recorded as a result of a permanent decline in value.

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

WNC Housing Tax Credit Fund VI, L.P., Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership			As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Boonville Associates I, L.P.	Boonville, Missouri	$2,195,000	$2,195,000	$165,000	$3,751,000	$-	$569,000	$165,000	$3,751,000	$1,499,000	$2,417,000

Brighton Ridge Limited Partnership	Edgefield, South Carolina	926,000	926,000	75,000	2,307,000	33,000	515,000	75,000	2,340,000	852,000	1,563,000

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	1,040,000	1,040,000	300,000	1,509,000	325,000	665,000	305,000	1,829,000	747,000	1,387,000

Country Club Investors, L.P.	Richmond, Virginia	305,000	305,000	323,000	3,404,000	350,000	2,272,000	323,000	3,754,000	1,802,000	2,275,000

Desloge Associates I, L.P.	Desloge, Missouri	1,059,000	1,059,000	50,000	2,021,000	89,000	466,000	50,000	2,110,000	957,000	1,203,000

Kechel Towers, L.P.	Logansport, Indiana	1,348,000	1,348,000	3,000	1,895,000	234,000	222,000	3,000	2,129,000	929,000	1,203,000

Ottawa I, L.P.	Oglesby, Illinois	403,000	403,000	32,000	2,003,000	128,000	1,373,000	32,000	2,131,000	1,077,000	1,086,000

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	514,000	514,000	60,000	2,597,000	313,000	1,834,000	60,000	2,910,000	1,458,000	1,512,000

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	255,000	255,000	40,000	956,000	29,000	626,000	40,000	985,000	308,000	717,000

WNC Housing Tax Credit Fund VI, L.P., Series 6

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership				As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition		Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Summer Wood, Ltd.	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	69,000		871,000	61,000	2,124,000	734,000	1,451,000

United Development Co., L.P. – 97.0	Memphis, Tennessee	2,813,000	2,813,000	182,000	4,266,000	-		1,143,000	182,000	4,266,000	1,957,000	2,491,000

Wagner Partnership 99 Limited Partnership	Wagner, South Dakota	232,000	232,000	147,000	1,133,000	87,000		789,000	147,000	1,220,000	374,000	993,000

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(912,000	)(1)	1,137,000	120,000	460,000	91,000	489,000

West Mobile County Housing, Ltd.	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	2,000		1,169,000	100,000	3,132,000	1,138,000	2,094,000

		$14,503,000	$14,503,000	$1,658,000	$32,399,000	$747,000		$13,651,000	$1,663,000	$33,141,000	$13,923,000	$20,881,000

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

Date: June 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 10, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 10, 2014

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 10, 2014

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 10, 2014

