Form 10-Q
period 2014-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2014-08-12
CIK 1037156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014

ASSETS

Cash	$57,343	$32,285
Other assets	31,883	31,843
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$89,226	$64,128

LIABILITIES AND PARTNER’S DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$758,873	$753,919

Total Liabilities	758,873	753,919

Partners’ Deficit:
General Partner	(176,527)	(176,728)
Limited Partners (25,000 Partnership Units authorized; 20,480 Partnership Units issued and outstanding)	(493,120)	(513,063)

Total Partners’ Deficit	(669,647)	(689,791)

Total Liabilities and Partners’ Deficit	$89,226	$64,128

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
	Three Months	Three Months

Reporting fees	$10,056	$11,969

Operating expenses and loss:
Asset management fees (Note 3)	10,064	15,352
Impairment loss	-	9,465
Legal and accounting fees	1,000	43,190
Other	1,150	4,495

Total operating expenses and loss	12,214	72,502

Loss from operations	(2,158)	(60,533)

Gain on sale of Local Limited Partnership	22,300	-

Interest income	2	-

Net income (loss)	$20,144	$(60,533)

Net income (loss) allocated to:
General Partner	$201	$(605)

Limited Partners	$19,943	$(59,928)

Net income (loss) per Partnership Unit	$1	$(3)

Outstanding weighted Partnership Units	20,480	20,495

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2014	$(176,728)	$(513,063)	$(689,791)

Net income	201	19,943	20,144

Partners’ deficit at June 30, 2014	$(176,527)	$(493,120)	$(669,647)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income (loss)	$20,144	$(60,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in other assets	(40)	-
Impairment loss	-	9,465
Gain on sale of Local Limited Partnership	(20,300)	-
Increase in accrued fees and expenses due to General Partner and affiliates	4,954	63,037

Net cash provided by operating activities	4,758	11,969

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnership	20,300	-

Net cash provided by investing activities	20,300	-

Net increase in cash	25,058	11,969

Cash, beginning of period	32,285	7,113

Cash, end of period	$57,343	$19,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted. As of June 30, 2014, a total of 20,480 Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2014

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

For the Quarterly Period Ended June 30, 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. One of the Housing Complexes has completed its 15-year Compliance Period as of June 30, 2014.

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2014.

As of March 31, 2014, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P., Ottawa I Limited Partnership and Preservation Partners I, L.P. The Partnership had also sold the Housing Complex of United Development Co., L.P-97.0.

During the quarter ended June 30, 2014, the Partnership sold its Local Limited Partnership Interest in Kechel Tower, L.P. to an unrelated third party for $25,000. Kechel Tower, L.P. was appraised for $170,000 and had a mortgage note balance of $208,305 as of December 31, 2013. The Partnership used the cash proceeds to reimburse $22,000 to the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf, with the remaining $3,000 retained in reserves for future operating expenses. The Partnership incurred $2,700 of sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero; therefore a gain of $22,300 was recorded during the three months ended June 30, 2014. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

As of June 30, 2014, the Partnership has identified nine Local Limited Partnerships for possible disposition as listed in the table below. The respective sale prices have not been determined as of the date of this report.

Local Limited Partnership	Debt at 12/31/13	Appraisal value	Estimated sales related expenses

Brighton Ridge Apartments, L.P.	$383,655	$1,490,000	$1,350

Cotton Mill Elderly Living Center, L.P.	630,867	115,000	2,562

Country Club Investors, L.P.	2,122,888	3,075,000	9,080

Desloge Associates I, L.P.	437,109	144,329	-

St. Susanne Associates I, L.P.	617,800	470,000	2,755

Summer Wood Apartments Limited Partnership	875,643	190,000	2,610

Wagner Partnership 99 Limited Partnership	778,105	710,000	5,065

West Liberty Family Apartments, Ltd.	1,183,554	290,000	3,531

West Mobile County Housing, LTD	1,103,329	610,000	2,175

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2014

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2014

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2014, all of the investment balances had reached zero.

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

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

Net income (loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net income (loss) per Partnership Unit is not required.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. As of June 30, 2014 and March 31, 2014, the acquisition fees and costs have been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For each of the three months ended June 30, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $0 for all periods presented.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the three months ended June 30, 2014 and 2013, impairment loss on the intangibles was $0 and $9,465, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in ten and eleven Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 401 and 424 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2014	For the Year Ended March 31, 2014

Investments per balance sheet, beginning of period	$-	$9,465
Impairment loss	-	(9,465)

Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$553,000	$796,000

Expenses:
Interest expense	75,000	137,000
Depreciation and amortization	170,000	281,000
Operating expenses	427,000	544,000
Total expenses	672,000	962,000

Net loss	$(119,000)	$(166,000)
Net loss allocable to the Partnership	$(115,000)	$(164,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended June 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs was $0 as of both June 30, 2014 and March 31, 2014. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time. The acquisition fees were fully amortized and impaired for all periods presented.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $111,334, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized for all periods presented.

(c)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $10,064 and $15,352 were incurred during the three months ended June 30, 2014 and 2013, respectively, none of which was paid during either of the three months ended June 30, 2014 and 2013.

(d)	The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $10,000 and $0 during the three months ended June 30, 2014 and 2013, respectively.

(e)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$352,132	$357,242
Asset management fee payable	406,741	396,677

Total	$758,873	$753,919

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2014 consisted of $57,000 in cash and $32,000 of other assets. Liabilities at June 30, 2014 consisted of $759,000 of accrued fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The Partnership’s net income for the three months ended June 30, 2014 was $20,000, reflecting an increase of $81,000 from the $(61,000) net loss experienced for the three months ended June 30, 2013. There was an increase of $22,000 in gain on sale of Local Limited Partnerships for the year ended June 30, 2014. The gain on sale recorded by the Partnership can vary depending on the values and sale proceeds of the Local Limited Partnerships which were sold. Impairment loss decreased by $9,000 for the three months ended June 30, 2014. All investments and intangibles reached zero in a prior year, therefore no additional impairment was recorded. Accounting and legal expenses decreased by $42,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to legal services related to Local Limited Partnership and the timing of the accounting work performed. The reporting fees decreased by $(2,000) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The net increase in cash during the three months ended June 30, 2014 was $25,000 compared to a net increase in cash for the three months ended June 30, 2013 of $12,000. During the three months ended June 30, 2014, the Partnership received 22,000 in net proceeds from disposition compared to no proceeds received during the three months ended June 30, 2014. During three months ended June 30, 2014, the Partnership paid the General Partner or an affiliate $10,000 in reimbursements of operating expenses that were paid on the Partnership behalf compared to no such payment during the three months ended June 30, 2013. During the three months ended June 30, 2014, the reporting fees decreased by $(2,000) compared to the three months ended June 30, 2013 as discussed above.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $5,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

4

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

5

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three months ended June 30, 2014 and June 30, 2013, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2014 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013 and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

6

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

Date: August 12, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: August 12, 2014

7