Form 10-Q
period 2014-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2014-11-14
CIK 1037156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS

Cash	$32,344	$32,285
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	26,685	31,843

Total Assets	$59,029	$64,128

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$396,826	$753,919
Prepaid disposition proceeds	26,001	-

Total Liabilities	422,827	753,919

Partners’ Deficit:
General Partner	(173,468)	(176,728)
Limited Partners (25,000 Partnership Units authorized; 20,480 Partnership Units issued and outstanding)	(190,330)	(513,063)

Total Partners’ Deficit	(363,798)	(689,791)

Total Liabilities and Partners’ Deficit	$59,029	$64,128

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2014 and 2013

(Unaudited)

	2014		2013
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$4,999	$15,055	$-	$11,969

Operating expenses and loss:
Asset management fees (Note 3)	9,691	19,755	15,352	30,704
Impairment loss (Note 1)	-	-	-	9,465
Legal and accounting fees	24,074	25,074	30,153	73,343
Other	6,969	8,119	11,996	16,491

Total operating expenses and loss	40,734	52,948	57,501	130,003

Loss from operations	(35,735)	(37,893)	(57,501)	(118,034)

Gain on sale of Local Limited Partnerships	341,583	363,883	-	-

Interest income	1	3	-	-

Net income (loss)	$305,849	$325,993	$(57,501)	$(118,034)

Net income (loss) allocated to:
General Partner	$3,059	$3,260	$(575)	$(1,180)

Limited Partners	$302,790	$322,733	$(56,926)	$(116,854)

Net income (loss) per Partnership Unit	$15	$16	$(3)	$(6)

Outstanding weighted Partnership Units	20,480	20,480	20,495	20,495

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Six Months Ended September 30, 2014

(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2014	$(176,728)	$(513,063)	$(689,791)

Net income	3,260	322,733	325,993

Partners’ deficit at September 30, 2014	$(173,468)	$(190,330)	$(363,798)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income (loss)	$325,993	$(118,034)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment loss	-	9,465
Gain on sale of Local Limited Partnership	(363,883)	-
Decrease in other assets	5,158	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(357,093)	120,538

Net cash provided by (used in) operating activities	(389,825)	11,969

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	363,883	-
Prepaid disposition proceeds	26,001	-

Net cash provided by investing activities	389,884	-

Net increase in cash	59	11,969

Cash, beginning of period	32,285	7,113

Cash, end of period	$32,344	$19,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted. As of September 30, 2014, a total of 20,480 Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

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

For the Quarterly Period Ended September 30, 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Three of the Housing Complexes has completed its 15-year Compliance Period as of September 30, 2014.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2014, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P., Ottawa I Limited Partnership and Preservation Partners I, L.P. The Partnership had also sold the Housing Complex of United Development Co., L.P-97.0. The Compliance Periods have been completed therefore there is no risk of recapture.

During the period ended September 30, 2014, the Partnership sold its Local Limited Partnership Interest in Kechel Tower, L.P. to an unrelated third party for $25,000. Kechel Tower, L.P. was appraised for $170,000 and had a mortgage note balance of $208,305 as of December 31, 2013. The Partnership used the cash proceeds to reimburse $22,000 to the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf, with the remaining $3,000 retained in reserves for future operating expenses. The Partnership incurred $3,800 of sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero; therefore a gain of $21,200 was recorded during the six months ended September 30, 2014. No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

During the quarter ended September 30, 2014, the Partnership sold its Local Limited Partnership Interest in Country Club Investors, L.P. (“Country Club”) to an unrelated party for $353,573. Country Club was appraised for $3,075,000, and had a mortgage note balance of $2,039,251 as of December 31, 2013. The Partnership incurred approximately $10,890 in sales related expenses which were netted against the sale proceeds, resulting a gain on sale of $342,683. The Partnership used the cash proceeds to reimburse $143,573 to the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf, $200,000 for accrued asset management fees, and the remaining $20,000 was retained in reserves for future operating expenses. No cash distribution was made to the Limited Partners. The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of September 30, 2014, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.

Local Limited Partnerships	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2013	Estimated sales price		Estimated sales related expenses	Estimated gain (loss) on sale

Cotton Mill Elderly Living Center, L.P.	$115,000	$630,867	$40,000		$2,562	$37,438
Desloge Associates I, L.P.	144,329	437,109	26,001	(1)	463	25,538
Brighton Ridge Apartments, L.P.	1,490,000	383,655	*		1,350	*
St. Susanne Associates I, L.P.	470,000	617,800	*		2,755	*
Summer Wood Apartments Limited Partnership	190,000	875,643	*		2,610	*
Wagner Partnership 99 Limited Partnership	710,000	778,105	*		5,065	*
West Liberty Family Apartments, Ltd.	290,000	1,183,554	*		3,531	*
West Mobile County Housing, LTD	610,000	1,103,329	*		2,175	*

* As of the date of this report, the sales price and estimated gain (loss) on sale cannot be determined.

(1) The proceeds were received during the six months ended September 30, 2014. As the transaction had not yet closed, the proceeds were recorded as prepaid disposition proceeds as of September 30, 2014.

The Compliance Period for Desloge Associates I, L.P., Brighton Ridge Apartments, L.P. and West Liberty Family Apartments, Ltd. has expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. St. Susanne Associates I, L.P., Summerwood Apartments Limited Partnership and West Mobile Housing Ltd will complete their Compliance Periods in 2014. Cotton Mill Elderly, Wagner Partnership 99 Limited Partnership will complete its Compliance Period in 2015. Different options of guaranty for the Local Limited Partnership to stay in compliance with the Low Income Housing Tax Credit code have been negotiated with potential purchasers by the Partnership. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2014, all of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. As of September 30, 2014 and March 31, 2014, the acquisition fees and costs have been fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For each of the six months ended September 30, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $0.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the six months ended September 30, 2014 and 2013, impairment loss on the intangibles was $0 and $9,465, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in nine and eleven Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 304 and 424 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2014	For the Year Ended March 31, 2014

Investments per balance sheet, beginning of period	$-	$9,465
Impairment loss	-	(9,465)

Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$932,000	$1,591,000

Expenses:
Interest expense	108,000	275,000
Depreciation and amortization	310,000	561,000
Operating expenses	741,000	1,089,000
Total expenses	1,159,000	1,925,000

Net loss	$(227,000)	$(334,000)

Net loss allocable to the Partnership	$(223,000)	$(334,000)

Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended September 30, 2014

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000. Accumulated amortization of these capitalized costs was $0 as of September 30, 2014 and March 31, 2014, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. The acquisition fees were fully amortized or impaired for all periods presented.

(b)	Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $111,334, which have been included in investments in Local Limited Partnerships. The acquisition costs were fully amortized or impaired for all periods presented.

(c)	An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $19,755 and $30,704 were incurred during the six months ended September 30, 2014 and 2013, respectively, of which $210,000 and $0 was paid during the six months ended September 30, 2014 and 2013, respectively.

(d)	The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $209,574 and $0 during the six months ended September 30, 2014 and 2013, respectively.

(e)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$190,394	$357,242
Asset management fee payable	206,432	396,677

Total	$396,826	$753,919

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2014 consisted of $32,000 in cash and $27,000 of other assets. Liabilities at September 30, 2014 consisted of $397,000 of accrued fees and expenses due to General Partner and affiliates and $26,000 in prepaid disposition proceeds.

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013. The Partnership’s net income for the three months ended September 30, 2014 was $306,000, reflecting an increase of $364,000 from the $58,000 of net loss experienced for the three months ended September 30, 2013. There was an increase of $342,000 in gain on sale of Local Limited Partnerships for the three months ended September 30, 2014. The gain on sale recorded by the Partnership can vary depending on the values and sale proceeds of the Local Limited Partnerships which were sold. Legal and accounting fees decreased by $6,000 for the three months ended September 30, 2014, due to the timing of the accounting work performed. Asset management fees decreased by $6,000 for the three months ended September 30, 2014. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. The reporting fees increased by $5,000 for the three months ended September 30, 2014. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Other expenses decreased by $5,000 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due primarily to the decrease in outsourcing work performed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 30, 2014 Compared to the Six Months Ended September 30, 2013. The Partnership’s net income for the six months ended September 30, 2014 was $326,000, reflecting an increase of approximately $444,000 from the $118,000 of net loss experienced for the six months ended September 30, 2013. There was an increase of $364,000 in gain on sale of Local Limited Partnerships for the six months ended September 30, 2014. The gain on sale recorded by the Partnership can vary depending on the values and sale proceeds of the Local Limited Partnerships which were sold. Impairment loss decreased by $9,000 for the six months ended September 30, 2014. All investments and intangibles reached zero in a prior year, therefore no additional impairment was recorded. Legal and accounting fees decreased by $48,000 for the six months ended September 30, 2014 due to legal services related to a Local Limited Partnership and the timing of the accounting work performed. Asset management fees decreased by $11,000 for the six months ended September 30, 2014. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Other expenses decreased by $8,000 during the six months ended September 30, 2014 due to the decrease in outsourcing work performed. Reporting fees increased by $3,000 during the six months ended September 30, 2014. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2014 Compared to the Six Months Ended September 30, 2013. The net increase in cash during the six months ended September 30, 2014 was $59 compared to a net increase in cash for the six months ended September 30, 2013 of $12,000. The was a $364,000 increase in net cash proceeds from the dispositions of Local Limited Partnerships during the six months ending September 30, 2014 as discussed above. During the six months ended September 30, 2014, the Partnership received $26,000 in prepaid disposition proceeds compared to none received during the six months ended September 30, 2013. During the six months ended September 30, 2014, the Partnership paid $210,000 to the General Partner or an affiliate for reimbursements of operating expenses paid on behalf of the Partnership and $210,000 of accrued asset management fees compared to no such payments during the six months ended September 30, 2013. Each quarter the Partnership evaluates the cash position and determine how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership received $15,000 in reporting fees from Local Limited Partnerships during the six months ended September 30, 2014 compared to $12,000 received during the six months ended September 30, 2013. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the six months ended September 30, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $357,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through November 30, 2015.

Recent Accounting Changes

In January 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership’s financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2014 and September 30, 2013, (iii) the Condensed Statement of Partner’s Deficit for the six months ended September 30, 2014, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2014 and September 30, 2013 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6

By:	WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 14, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: November 14, 2014

