Form 10-Q
period 2014-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2015-02-06
CIK 1037156

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

(714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2014

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014

ASSETS

Cash	$32,347	$32,285
Investments in Local Limited Partnerships, net (Notes 2)	-	-
Other assets	-	31,843

Total Assets	$32,347	$64,128

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

Accrued fees and expenses due to General Partner and affiliates (Note 3)	$419,204	$753,919

Total Liabilities	419,204	753,919

Partners’ Deficit:
General Partner	(173,698)	(176,728)
Limited Partners (25,000 Partnership Units authorized;
20,460 and 20,480 Partnership Units issued and outstanding, respectively)	(213,159)	(513,063)

Total Partners’ Deficit	(386,857)	(689,791)

Total Liabilities and Partners’ Deficit	$32,347	$64,128

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014		2013
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$15,055	$1,349	$13,318

Total operating income	-	15,055	1,349	13,318

Operating expenses and loss:
Asset management fees (Note 3)	8,946	28,701	10,919	41,623
Impairment loss (Note 1)	-	-	-	9,465
Legal and accounting fees	7,087	32,161	19,612	92,955
Write off of advances to Local Limited Partnerships	-	-	9,500	9,500
Write off of other assets	17,738	17,738	-	-
Other	1,330	9,449	2,322	18,813
Total operating expenses and loss	35,101	88,049	42,353	172,356

Loss from operations	(35,101)	(72,994)	(41,004)	(159,038)

Gain on sale of Local Limited Partnerships	12,040	375,923	57,446	57,446

Interest income	2	5	2	2

Net income (loss)	$(23,059)	$302,934	$16,444	$(101,590)

Net income (loss) allocated to:
General Partner	$(231)	$3,030	$164	$(1,016)

Limited Partners	$(22,828)	$299,904	$16,280	$(100,574)

Net income (loss) per Partnership Unit	$(1)	$15	$1	$(5)

Outstanding weighted Partnership Units	20,460	20,460	20,480	20,480

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2014
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2014	$(176,728)	$(513,063)	$(689,791)

Net income	3,030	299,904	302,934

Partners’ deficit at December 31, 2014	$(173,698)	$(213,159)	$(386,857)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income (loss)	$302,934	$(101,590)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Impairment loss	-	9,465
(Increase) decrease in other assets	31,843	(28,113)
Write off of advances to Local Limited Partnerships	-	9,500
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(334,715)	144,059
Gain on sale of Local Limited Partnerships	(375,923)	(57,446)

Net cash used in operating activities	(375,861)	(24,125)

Cash flows from investing activities:
Advances to Local Limited Partnerships	-	(9,500)
Net proceeds from sale of Local Limited Partnerships	375,923	57,446

Net cash provided by investing activities	375,923	47,946

Net increase in cash	62	23,821

Cash, beginning of period	32,285	7,113

Cash, end of period	$32,347	$30,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors in the Partnership (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of December 31 and March 31, 2014, a total of 20,460 and 20,480 Partnership Units remain outstanding, respectively. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2016.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Three of the Housing Complexes have completed their 15-year Compliance Period as of December 31, 2014.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2014.

As of March 31, 2014, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P., Ottawa I Limited Partnership and Preservation Partners I, L.P. The Partnership had also sold the Housing Complex of United Development Co., L.P-97.0. The Compliance Periods have been completed therefore there is no risk of recapture.

During the period ended December 31, 2014, the Partnership sold its Local Limited Partnership Interest in Kechel Tower, L.P. to an unrelated third party for $25,000. Kechel Tower, L.P. was appraised for $170,000 and had a mortgage note balance of $208,305 as of December 31, 2013. The Partnership used the cash proceeds to reimburse $22,000 to the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf, with the remaining $3,000 retained in reserves for future operating expenses. The Partnership incurred $3,800 of sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero; therefore a gain of $21,200 was recorded during the nine months ended December 31, 2014.  No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

During the period ended December 31, 2014, the Partnership sold its Local Limited Partnership Interest in Country Club Investors, L.P. (“Country Club”) to an unrelated party for $353,573. Country Club was appraised for $3,075,000, and had a mortgage note balance of $2,039,251 as of December 31, 2013. The Partnership incurred approximately $14,894 in sales related expenses which were netted against the sale proceeds, resulting a gain on sale of $338,680. The Partnership used the cash proceeds to reimburse $143,573 to the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf,  $200,000 for accrued asset management fees, and the remaining $20,000 was retained in reserves for future operating expenses. No cash distribution was made to the Limited Partners. The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

During the period ended December 31, 2014, the Partnership sold its Local Limited Partnership Interest Desloge Associates I, L.P. (“Desloge”) to an unrelated party for $26,001. Desloge was appraised for $144,329, and had a mortgage note balance of $437,109 as of December 31, 2013. The Partnership incurred approximately $1,474 in sales related expenses which were netted against the sale proceeds, resulting a gain on sale of $24,527. The Partnership used all of the cash proceeds to reimburse the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf.  No cash distribution was made to the Limited Partners. The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

During the period ended December 31, 2014, the Partnership sold its Local Limited Partnership Interest in Wagner Partnership 99 Limited Partnership (“Wagner”) to an unrelated party for $1. Wagner was appraised for $710,000, and had a mortgage note balance of $778,105 as of December 31, 2013. The Partnership incurred approximately $8,485 in sales related expenses which were netted against the sale proceeds, to calculate a loss on sale of $8,484. No cash distribution will be made to the Limited Partners as a result of this sale. The investment balance was zero at the time of sale. The Compliance Period for expires in 2015. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2014, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.

Local Limited Partnerships	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2013	Estimated sales price	Estimated sales related expenses			Estimated gain (loss) on sale
Cotton Mill Elderly Living Center, L.P.	$115,000	$630,867	$40,000	$		*	$37,438
Brighton Ridge Apartments, L.P.	1,490,000	383,655	*		*		*
St. Susanne Associates I, L.P.	470,000	617,800	*		*		*
Summer Wood Apartments Limited Partnership	190,000	875,643	*		*		*
West Liberty Family Apartments, Ltd.	290,000	1,219,329	*		*		*
West Mobile County Housing, LTD	610,000	1,103,329	*		*		*

*As of the date of this report, the sales price, sales related expenses and estimated gain (loss) on sale cannot be determined.

The Compliance Period for Brighton Ridge Apartments, L.P. and West Liberty Family Apartments, Ltd. has expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. St. Susanne Associates I, L.P., Summerwood Apartments Limited Partnership and West Mobile Housing Ltd will complete their Compliance Periods in 2014. Cotton Mill Elderly will complete its Compliance Period in 2015. Different options of guaranty for the Local Limited Partnership to stay in compliance with the Low Income Housing Tax Credit code have been negotiated with potential purchasers by the Partnership. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partners.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reports net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2014, all of the investment balances had reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Net Income (Loss) Per Partnership Unit

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. As of December 31, 2014 and March 31, 2014, the acquisition fees and costs have been fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2014 and 2013, impairment loss related to investments in Local Limited Partnerships was $0.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  During the nine months ended December 31, 2014 and 2013, impairment loss on the intangibles was $0 and $9,465, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in 7 and 11 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 246 and 424 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2014	For the Year Ended March 31, 2014

Investments per balance sheet, beginning of period	$-	$9,465
Impairment loss	-	(9,465)

Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$1,311,000	$2,161,000

Expenses:
Interest expense	141,000	369,000
Depreciation and amortization	450,000	753,000
Operating expenses	1,055,000	1,489,000
Total expenses	1,646,000	2,611,000

Net loss	$(335,000)	$(450,000)
Net loss allocable to the Partnership	$(331,000)	$(446,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000.  Accumulated amortization of these capitalized costs was $0 and $438 as of December 31, 2014 and March 31, 2014, respectively. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time. The acquisition fees were fully amortized or impaired for all periods presented.

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

(c)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $28,701 and $41,623 were incurred during the nine months ended December 31, 2014 and 2013, respectively, of which $200,000 and $0 were paid during the nine months ended December 31, 2014 and 2013, respectively.

(d)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $219,574 and $40,000 during the nine months ended December 31, 2014 and 2013, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2014	March 31, 2014

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$193,826	$357,242
Asset management fee payable	225,378	396,677

Total	$419,204	$753,919

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2014 consisted of $32,000 in cash. Liabilities at December 31, 2014 consisted of $419,000 of accrued fees and expenses payable to the General Partner and its affiliates.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013. The Partnership’s net loss for the three months ended December 31, 2014 was $23,000, reflecting a decrease of $39,000 from the $16,000 net income experienced for the three months ended December 31, 2013. The change was partially due a $45,000 decrease in gain on sale of Local Limited Partnerships for the three months ended December 31, 2014. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sale proceeds of the Local Limited Partnership which were sold. There was a decrease of $13,000 in legal and accounting fees for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 due the timing of the accounting work performed. Asset management fees decreased by $2,000 for the three months ended December 31, 2014. The fees are calculated based on the value of invested assets which decreased due to the sales of the Local Limited Partnerships. During the three months ended December 31, 2014, there was a decrease of $10,000 in write off of advances to Local Limited Partnerships. The advances and write offs vary from period to period based on the needs of the Local Limited Partnership. Write off of other assets increased by $18,000 during the three months ended December 31, 2014 compared to December 31, 2013. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Reporting fees decreased by $1,000 for the three months ended December 31, 2014. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnership pays those fees to the Partnership when the Local Limited Partnerships' cash flows will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013. The Partnership’s net income for the nine months ended December 31, 2014 was $303,000, reflecting an increase of approximately $405,000 from the $102,000 net loss experienced for the nine months ended December 31, 2013. The change was partially due to a $318,000 increase in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2014. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sale proceeds of the Local Limited Partnership which were sold. There was a decrease of $9,000 in impairment loss for the nine months ended December 31, 2014. All investments and intangibles reached zero in the prior year, therefore, no further amortization could be recorded. Asset management fees decreased by $13,000 for the nine months ended December 31, 2014. The fees are calculated based on the value of the invested assets which decreased due to the sales of the Local Limited Partnerships. Legal and accounting fees decreased by $61,000 for the nine months ended December 31, 2014, due to legal costs associated with United Development Co. L.P.-97.0 and the timing of the accounting work performed. Reporting fees increased by $2,000 for the nine months ended December 31, 2014.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. During the nine months ended December 31, 2014, there was a decrease of $10,000 in write off of advances to Local Limited Partnerships. The advances and write off vary from period to period based on the needs of the Local Limited Partnerships. Write off of other assets increased by $18,000 during the nine months ended December 31, 2014 compared to December 31, 2013. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses decreased by $8,000 during the nine months ended December 31, 2014 due to the decrease in outsourcing work performed.

Liquidity and Capital Resources

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013. The net change in cash during the nine months ended December 31, 2014 was $62 compared to a net increase in cash for the nine months ended December 31, 2013 of $24,000. During the nine months ended December 31, 2014, the Partnership received $376,000 in net proceeds from dispositions compared to $57,000 net proceeds received during the nine months ended December 31, 2013. During the nine months ended December 31, 2014, the Partnership paid the General Partner or an affiliate $220,000 in reimbursements of operating expenses that were paid on the Partnership’s behalf  and $200,000 of accrued asset management fees compared to $40,000 and $0, during the nine months ended December 31, 2013, respectively. Reimbursement of accrued asset management fees and operating expenses are paid after management reviews the cash position of the Partnership. The Partnership received $15,000 in reporting fees from Local Limited Partnerships during the nine months ended December 31, 2014 compared to $13,000 received during the nine months ended December 31, 2013. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $335,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through February 28, 2016.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Changes

In January 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

Item 5. Other Information

NONE

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2014 and 2013, (iii) the Condensed Statement of Partners'  Deficit for the nine months ended December 31, 2014, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and 2013 and (v) the Notes to Condensed Financial Statements.

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

Date: February 6, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: February 6, 2015