Form 10-K
period 2015-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2015-06-19
CIK 1037156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2015

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
Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒   No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☒    No☐

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
Large accelerated filer☐  Accelerated filer☐  Non-accelerated filer☒      Smaller reporting company☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No☒

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

Pursuant to a registration statement prospectus and supplements thereto, filed with the U.S. Securities and Exchange Commission, on June 23, 1997, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted.  As of March 31, 2015 and 2014, a total of 20,460 and 20,480 Partnership Units, respectively, remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

The Partnership originally invested in fifteen Local Limited Partnerships, eight have been sold or otherwise disposed of as of March 31, 2015. Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year Compliance Period of the seven Housing Complexes:

Expiration Date for 15-year Compliance Period
Local Limited Partnership Name	Compliance Period Expiration Date

Boonville Associates I, L.P.	2016
Brighton Ridge Apartments L.P.	2014
Cotton Mill Elderly Living Center, L.P.	2016
St. Susanne Associates I, L.P.	2015
Summer Wood Ltd.	2014
West Liberty Family Apartments, Ltd.	2017
West Mobile County Housing, Ltd.	2014

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Kechel Tower, L.P. to an unrelated third party for $25,000. Kechel Tower, L.P. was appraised for $170,000 and had a mortgage note balance of $208,305 as of December 31, 2013. The Partnership used the cash proceeds to reimburse $22,000 to the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf, with the remaining $3,000 retained in reserves for future operating expenses. The Partnership incurred $3,800 of sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero; therefore a gain of $21,200 was recorded during the year ended March 31, 2015.  No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Country Club Investors, L.P. (“Country Club”) to an unrelated party for $353,573. Country Club was appraised for $3,075,000, and had a mortgage note balance of $2,039,251 as of December 31, 2013. The Partnership incurred approximately $14,893 in sales related expenses which were netted against the sale proceeds, resulting a gain on sale of $338,680. The Partnership used the cash proceeds to reimburse $143,573 to the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf,  $200,000 for accrued asset management fees, and the remaining $10,000 was retained in reserves for future operating expenses. No cash distribution was made to the Limited Partners. The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Desloge Associates I, L.P. (“Desloge”) to an unrelated party for $26,001. Desloge was appraised for $144,329, and had a mortgage note balance of $437,109 as of December 31, 2013. The Partnership incurred approximately $1,474 in sales related expenses which were netted against the sale proceeds, resulting a gain on sale of $24,527. The Partnership used all of the cash proceeds to reimburse the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf.  No cash distribution was made to the Limited Partners. The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Wagner Partnership 99 Limited Partnership (“Wagner”) to an unrelated party for $1. Wagner was appraised for $710,000, and had a mortgage note balance of $778,105 as of December 31, 2013. The Partnership incurred approximately $9,175 in sales related expenses which were netted against the sale proceeds, to calculate a loss on sale of $9,175. No cash distribution will be made to the Limited Partners as a result of this sale. The investment balance was zero at the time of sale. The Compliance Period for expires in 2015. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

As of March 31, 2015, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.

Local Limited Partnerships	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2014	Estimated sales price	Estimated closing date
Cotton Mill Elderly Living Center, L.P.	$115,000	$611,837	*	*
Brighton Ridge Apartments, L.P.	1,490,000	312,802	*	*
St. Susanne Associates I, L.P.	550,000	613,060	*	*
Summer Wood Apartments Limited Partnership	250,000	875,841	*	*
West Liberty Family Apartments, Ltd.	290,000	1,179,176	*	*
West Mobile County Housing, LTD (1)	770,000	1,066,251	38,000	05/29/2015

*As of the date of this report, the sales price and closing date on sale cannot be determined.

The Compliance Period for Brighton Ridge Apartments, L.P, St. Susanne Associates I, L.P., Summerwood Apartments Limited Partnership and West Mobile Housing Ltd . has expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. Cotton Mill Elderly will complete its Compliance Period in 2015. West Liberty Family Apartments, Ltd will complete its Compliance Period in 2017. Different options of guaranty for the Local Limited Partnership to stay in compliance with the Low Income Housing Tax Credit code have been negotiated with potential purchasers by the Partnership. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partners.

(1)
Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in West Mobile County Housing, LTD (“West Mobile”).West Mobile was appraised for $770,000. The Partnership received $38,000 in cash proceeds all of which will be used to reimburse the General Partner or affiliates for expenses paid on its behalf. The estimated gain on sale is $38,000. The investment balance was zero at the time of the sale of the Local Limited Partnership.

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

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●the general and local job market,
●the availability and cost of mortgage financing,
●monetary inflation,
●tax, environmental, land use and zoning policies,
●the supply of and demand for similar properties,
●neighborhood conditions,
●the availability and cost of utilities and water.

For each of the years ended March 31, 2015, 2014 and 2013, a loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2015, 2014 and 2013 impairment loss related to investments in Local Limited Partnerships was $0, $9,465 and $43,460, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased (decreased) by approximately $(164,000), $53,000 and $61,000 for the years ended March 31, 2015, 2014 and 2013, respectively. The Partnership’s future contractual cash obligations consist primarily of its obligations to pay future annual asset management fees. These will equal approximately $30,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the remaining Housing Complexes as of the dates or for the periods indicated:

WNC Housing Tax Credit Fund VI, L.P. Series 6
			As of March 31, 2015		As of December 31, 2014
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Boonville Associates I, L.P. (2)	Boonville, Missouri	Central Missouri Counties’ Human Development Corporation	$2,195,000	$2,195,000	48	$3,027,000	$486,000

Brighton Ridge Apartments, L.P. (2)	Edgefield, South Carolina	The Piedmont Foundation of South Carolina, Inc.	926,000	926,000	44	1,302,000	313,000

Cotton Mill Elderly Living Center, L.P. (2)	Rock Island, Illinois	Elderly Living Development, Inc. and Quad Cities Redevelopment Resources, Inc.	1,040,000	1,040,000	31	1,445,000	612,000

St. Susanne Associates I, L.P. (2)	Mt. Vernon, Missouri	Southwind Community Development	255,000	255,000	16	337,000	613,000

Summer Wood Ltd. (2)	Camden, Alabama	ACHR Housing Corporation	1,237,000	1,237,000	32	1,707,000	876,000

West Liberty Family Apartments, Ltd. (2)	West Liberty, Kentucky	Joe B. Curd, Jr. and Janie Sheets Curd	318,000	318,000	20	474,000	1,179,000

West Mobile County Housing, Ltd. (3)	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	1,858,000	1,858,000	55	2,543,000	1,066,000

			$7,829,000	$7,829,000	246	$10,835,000	$5,145,000

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

(2)	The Local Limited Partnership has been identified for sale as of March 31, 2015.

(3)	The Local Limited Partnership was identified for sale as of March 31, 2015 and sold subsequent thereto.

WNC Housing Tax Credit Fund VI, L.P. Series 6
	For the Year Ended December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Boonville Associates I, L.P. (1)	$180,000	$(105,000)	99.97%

Brighton Ridge Apartments L.P. (1)	341,000	(9,000)	98.99%

Cotton Mill Elderly Living Center, L.P. (1)	125,000	(83,000)	99.98%

St. Susanne Associates I, L.P. (1)	110,000	11,000	99.98%

Summer Wood Ltd. (1)	122,000	(33,000)	99.98%

West Liberty Family Apartments, Ltd. (1)	68,000	(21,000)	99.98%

West Mobile County Housing, Ltd. (2)	253,000	(54,000)	99.98%

	$1,199,000	$(294,000)

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2015.

(2)	The Local Limited Partnership was identified for sale as of March 31, 2015 and sold subsequent thereto.

WNC Housing Tax Credit Fund VI, L.P. Series 6
			Occupancy Rates
			As of December 31,

Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

Boonville Associates I, L.P.	Boonville, Missouri	Central Missouri Counties’ Human Development Corporation	98%	98%	98%	94%	100%

Brighton Ridge Apartments, L.P.	Edgefield, South Carolina	The Piedmont Foundation of South Carolina, Inc.	93%	93%	100%	95%	93%

Cotton Mill Elderly Living Center, L.P.	Rock Island, Illinois	Elderly Living Development, Inc. and Quad Cities Redevelopment Resources, Inc.	81%	90%	87%	100%	94%

Country Club Investors, L.P.	Richmond, Virginia	Mark-Dana Corporation	N/A	96%	97%	96%	81%

Desloge Associates I, L.P.	Desloge, Missouri	East Missouri Action Agency, Inc.	N/A	91%	88%	97%	100%

Kechel Towers, L.P.	Logansport, Indiana	Compass Square Development Corporation	N/A	100%	100%	100%	100%

Ottawa I, L.P.	Oglesby, Illinois	Michael K. Moore	N/A	N/A	88%	88%	88%

Preservation Partners I, L.P.	Pontiac and Taylorville, Illinois	Michael K. Moore and Affordable Housing Development Fund, Inc.	N/A	N/A	94%	94%	97%

St. Susanne Associates I, L.P.	Mt. Vernon, Missouri	Southwind Community Development	100%	100%	100%	100%	100%

Summer Wood Ltd.	Camden, Alabama	ACHR Housing Corporation	97%	97%	78%	84%	75%

WNC Housing Tax Credit Fund VI, L.P. Series 6			Occupancy Rates
			As of December 31,

Local Limited Partnership Name	Location	General Partner Name	2014	2013	2012	2011	2010

Trenton Village Apartments, L.P.	Trenton, Missouri	MBL Development, Co.	N/A	N/A	N/A	N/A	N/A

United Development Co., L.P. - 97.0	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	N/A	N/A	88%	88%	93%

Wagner Partnership 99 Limited Partnership	Wagner, South Dakota	Lutheran Social Services of South Dakota and Weinburg Investments, Inc.	N/A	77%	81%	92%	92%

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	Joe B. Curd, Jr. and Janie Sheets Curd	95%	100%	100%	95%	100%

West Mobile County Housing, Ltd.	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	96%	95%	89%	91%	93%

		Weighted average	94%	94%	92%	93%	92%

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

b)	At March 31, 2015, there were 1,058 Limited Partners, and no assignees of Partnership Units who were not admitted as Limited Partners.

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

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2015.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2015	2014	2013	2012	2011

ASSETS
Cash and cash equivalents	$22,348	$32,285	$7,113	$5,112	$13,544
Other assets	-	31,843	-	-	-
Investments in Local Limited Partnerships, net	-	-	9,465	54,147	339,938

Total Assets	$22,348	$64,128	$16,578	$59,259	$353,482

LIABILITIES
Accrued fees and expenses due to the General Partner and affiliates	$425,881	$753,919	$574,003	$452,395	$269,159
Total Liabilities	425,881	753,919	574,003	452,395	269,159
PARTNERS' EQUITY (DEFICIT)	(403,533)	(689,791)	(557,425)	(393,136)	84,323

Total Liabilities and Partners’ Equity (Deficit)	$22,348	$64,128	$16,578	$59,259	$353,482

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2015	2014	2013	2012	2011

Loss from operations	$(88,982)	$(188,090)	$(164,290)	$(446,609)	$(471,647)
Equity in losses of Local Limited Partnerships	-	-	-	(30,851)	(187,256)
Gain on sale of Local Limited Partnerships	375,233	55,720	-	-	18,299
Interest income	7	4	1	1	12
Net loss	$286,258	$(132,366)	$(164,289)	$(477,459)	$(640,592)

Net loss allocated to:
General Partner	$2,863	$(1,324)	$(1,643)	$(4,775)	$(6,406)

Limited Partners	$283,395	$(131,042)	$(162,646)	$(472,684)	$(634,186)

Net loss per Partnership Unit	$13.85	$(6.40)	$(7.94)	$(23.06)	$(30.94)

Outstanding weighted Partnership Units	20,460	20,480	20,495	20,500	20,500

Note 1 – Loss from operations for the years ended March 31, 2015, 2014, 2013, 2012 and 2011 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $9,465, $43,460, $250,984 and $365,384, respectively. (See Note 2 to the financial statements.)

	For the Years Ended March 31,

	2015	2014	2013	2012	2011

Net cash provided by (used in):

Operating activities	$(385,170)	$(21,048)	$2,001	$(8,432)	$(59,514)
Investing activities	375,233	46,220	-	-	18,299

Net change in cash	(9,937)	25,172	2,001	(8,432)	(41,215)

Cash, beginning of period	32,285	7,113	5,112	13,544	54,759

Cash, end of period	$22,348	$32,285	$7,113	$5,112	$13,544

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2014	2013	2012	2011	2010

Federal	$-	-	$2	$20	$32
State	-	-	-	-	-

Total	$-	-	$2	$20	$32

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

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015.The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

Financial Condition

For the year ended March 31, 2015

The Partnership’s assets at March 31, 2015 consisted of $22,000 in cash and cash equivalents. Liabilities at March 31, 2015 consisted of $426,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below).

   Results of Operations

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014 The Partnership’s net income for the year ended March 31, 2015 of $286,000, reflecting an increase of $418,000 from the net loss experienced for the year ended March 31, 2014 of $132,000. The increase in net income was due in part to an increase of $320,000 in gain on sale of Local Limited Partnerships for the year ended March 31, 2015. The gain on sale recorded by the Partnership can vary depending on the values and sale proceeds of the Local Limited Partnerships which were sold.  Impairment loss for the year ended March 31, 2015 decreased by $9,000 compared to the year ended March 31, 2014. All investments and intangibles reached zero in prior years, therefore no further impairment could be recorded. There was also a decrease of $10,000 in write-off of advances to Local Limited Partnerships for the year ended March 31, 2015 compared to the year ended March 31, 2014. Advances and write-offs vary based on the operations and needs of the Local Limited Partnerships. Legal and accounting expenses decreased by $65,000 for the year ended March 31, 2015 due to legal services related to a Local Limited Partnership and the timing of the accounting work performed. Asset management fees decreased by $16,000 for the year ended March 31, 2015. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. The reporting fees increased by $2,000 for the year ended March 31, 2015. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Write offs of other assets increased by $18,000 for the year ended March 31, 2015. Capitalized costs from potential dispositions of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

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

Liquidity and Capital Resources

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014  The net decrease in cash and cash equivalents for the year ended March 31, 2015 was $10,000 compared to the net increase in cash and cash equivalents for the year ended March 31, 2014 of $25,000. During the year ended March 31, 2015, the Partnership received $375,000 in net proceeds from dispositions compared to $56,000 in proceeds received during the year ended March 31, 2014. There was a $2,000 increase in reporting fees for the year ended March 31, 2015 as discussed above. There were no advances made to Local Limited Partnerships during the year ended March 31, 2015 compared to $10,000 advanced during the year ended March 31, 2014. Advances vary from period to period based on the operations and needs of the Local Limited Partnerships. Additionally, during the year ended March 31, 2015, the Partnership paid the General Partner or an affiliate $230,000 in reimbursements of operating expenses that were paid on the Partnership’s behalf compared to $40,000 during the year ended March 31, 2014. The Partnership paid $200,000 in accrued asset management fees during the year ended March 31, 2015, compared to no such payments during the year ended March 31, 2014. The reimbursement of operating expenses and asset management fees are paid after management reviews the cash position of the Partnership.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $(328,000), $180,000, and $122,000 for the years ended March 31, 2015, 2014 and 2013,  respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
Asset management fees(1)	$456,090	$30,209	$30,209	$30,209	$30,209	$966,688	$1,543,614
Total contractual cash obligations	$456,090	$30,209	$30,209	$30,209	$30,209	$966,688	$1,543,614

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2015 until December 31, 2052. Amounts due to the General Partner as of March 31, 2015 have been included in the 2016 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 6

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 6 (the "Partnership") as of March 31, 2015 and 2014, and the related statements of operations, partners’ deficit, and cash flows for each of the years in the three-year period ended March 31, 2015. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 6 as of March 31, 2015 and 2014 and the results of its operations and its cash flows for the years in the three-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to each of the years in the three-year period ended March 31, 2015 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/CohnReznick LLP
Bethesda, Maryland
June 19, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2015	2014
ASSETS

Cash and cash equivalents	$22,348	$32,285
Other assets	-	31,843
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$22,348	$64,128

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$425,881	$753,919

Total Liabilities	425,881	753,919

Partners’ Deficit:
General Partner	(173,865)	(176,728)
Limited Partners (25,000 Partnership Units authorized; 20,460 and 20,480, respectively, Partnership Units issued and outstanding)	(229,668)	(513,063)

Total Partners’ Deficit	(403,533)	(689,791)

Total Liabilities and Partners’ Deficit	$22,348	$64,128

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2015	2014	2013
Operating income:
Reporting fees	$15,055	$13,318	$2,000

Operating expenses and loss:
Amortization (Notes 2 and 3)	-	-	1,222
Impairment loss (Note 2)	-	9,465	43,460
Asset management fees (Note 3)	36,253	52,542	61,408
Legal and accounting	36,632	102,053	40,535
Write off of advances to Local Limited Partnerships	-	9,500	-
Write off of other assets	17,738	-	-
Other	13,414	27,848	19,665
Total operating expenses and loss	104,037	201,408	166,290

Loss from operations	(88,982)	(188,090)	(164,290)

Gain on sale of Local Limited Partnerships	375,233	55,720	-

Interest income	7	4	1

Net income (loss)	$286,258	$(132,366)	$(164,289)

Net income (loss) allocated to:
General Partner	$2,863	$(1,324)	$(1,643)
Limited Partners	$283,395	$(131,042)	$(162,646)

Net income (loss) per Partnership Unit	$13.85	$(6.40)	$(7.94)

Outstanding weighted Partnership Units	20,460	20,480	20,495

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ DEFICIT

For the Years Ended March 31, 2015, 2014 and 2013

	General Partner	Limited Partners	Total
Partners’ deficit at March 31, 2012	$(173,761)	(219,375)	(393,136)

Net income (loss)	(1,643)	(162,646)	(164,289)

Partners’ deficit at March 31, 2013	(175,404)	(382,021)	(557,425)

Net income (loss)	(1,324)	(131,042)	(132,366)

Partners’ deficit at March 31, 2014	(176,728)	(513,063)	(689,791)

Net income (loss)	2,863	283,395	286,258

Partners’ deficit at March 31, 2015	$(173,865)	$(229,668)	$(403,533)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,

	2015	2014	2013

Cash flows from operating activities: Net income (loss)	$286,258	$(132,366)	$(164,289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	-	-	1,222
Impairment loss	-	9,465	43,460
Gain on sale of Local Limited Partnership	(375,233)	(55,720)	-
Write off of advances to Local Limited Partnerships	-	9,500	-
(Increase) decrease in other assets	31,843	(31,843)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(328,038)	179,916	121,608

Net cash provided by (used in) operating activities	(385,170)	(21,048)	2,001

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	375,233	55,720	-
Advances to Local Limited Partnerships	-	(9,500)	-

Net cash provided by investing activities	375,2333	46,220	-

Net increase (decrease) in cash and cash equivalents	(9,937)	25,172	2,001

Cash and cash equivalents, beginning of year	32,285	7,113	5,112

Cash and cash equivalents, end of year	$22,348	$32,285	$7,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$1,600	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 6, a California Limited Partnership (the “Partnership”) was formed on March 3, 1997 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted.  As of March 31, 2015 and 2014 a total of 20,460 and 20,480 Partnership Units, respectively, remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors in the Partnership (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

For the Years Ended March 31, 2015, 2014 and 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2015.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2014, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P., Ottawa I Limited Partnership and Preservation Partners I, L.P. The Partnership had also sold the Housing Complex of United Development Co., L.P-97.0. The Compliance Periods have been completed therefore there is no risk of recapture.

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Kechel Tower, L.P. to an unrelated third party for $25,000. Kechel Tower, L.P. was appraised for $170,000 and had a mortgage note balance of $208,305 as of December 31, 2013. The Partnership used the cash proceeds to reimburse $22,000 to the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf, with the remaining $3,000 retained in reserves for future operating expenses. The Partnership incurred $3,800 of sales related expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero; therefore a gain of $21,200 was recorded during the year ended March 31, 2015.  No cash distribution will be made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Country Club Investors, L.P. (“Country Club”) to an unrelated party for $353,573. Country Club was appraised for $3,075,000, and had a mortgage note balance of $2,039,251 as of December 31, 2013. The Partnership incurred approximately $14,893 in sales related expenses which were netted against the sale proceeds, resulting a gain on sale of $338,680. The Partnership used the cash proceeds to reimburse $143,573 to the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf,  $200,000 for accrued asset management fees, and the remaining $10,000 was retained in reserves for future operating expenses. No cash distribution was made to the Limited Partners. The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Desloge Associates I, L.P. (“Desloge”) to an unrelated party for $26,001. Desloge was appraised for $144,329, and had a mortgage note balance of $437,109 as of December 31, 2013. The Partnership incurred approximately $1,474 in sales related expenses which were netted against the sale proceeds, resulting a gain on sale of $24,527. The Partnership used all of the cash proceeds to reimburse the General Partner or an affiliate for operating expenses that were paid on the Partnership’s behalf.  No cash distribution was made to the Limited Partners. The Partnership’s investment balance was zero at the time of the sale. The Compliance Period has been completed therefore there is no risk of recapture.

During the year ended March 31, 2015, the Partnership sold its Local Limited Partnership Interest in Wagner Partnership 99 Limited Partnership (“Wagner”) to an unrelated party for $1. Wagner was appraised for $710,000, and had a mortgage note balance of $778,105 as of December 31, 2013. The Partnership incurred approximately $9,175 in sales related expenses which were netted against the sale proceeds, to calculate a loss on sale of $9,174. No cash distribution will be made to the Limited Partners as a result of this sale. The investment balance was zero at the time of sale. The Compliance Period for expires in 2015. The respective purchasers have guaranteed that the Local Limited Partnerships will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture to the investors of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2015, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.

Local Limited Partnerships	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2014	Estimated sales price	Estimated closing date
Cotton Mill Elderly Living Center, L.P.	$115,000	$611,837	*	*
Brighton Ridge Apartments, L.P.	1,490,000	312,802	*	*
St. Susanne Associates I, L.P.	550,000	613,060	*	*
Summer Wood Apartments Limited Partnership	250,000	875,841	*	*
West Liberty Family Apartments, Ltd.	290,000	1,179,176	*	*
West Mobile County Housing, LTD (1)	770,000	1,066,251	38,000	05/29/2015

*As of the date of this report, the sales price and expected closing date cannot be determined.

The Compliance Period for Brighton Ridge Apartments, L.P, St. Susanne Associates I, L.P., Summerwood Apartments Limited Partnership and West Mobile Housing Ltd . has expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. Cotton Mill Elderly will complete its Compliance Period in 2015. West Liberty Family Apartments, Ltd will complete its Compliance Period in 2017. Different options of guaranty for the Local Limited Partnership to stay in compliance with the Low Income Housing Tax Credit code have been negotiated with potential purchasers by the Partnership. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partners

(1)
Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in West Mobile County Housing, LTD (“West Mobile”).West Mobile was appraised for $770,000. The Partnership received $38,000 in cash proceeds all of which will be used to reimburse the General Partner or affiliates for expenses paid on its behalf. The estimated gain on sale is $38,000. The investment balance was zero at the time of the sale of the Local Limited Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of all periods presented, all of the balances in Local Limited Partnerships have reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2015 and 2014, the Partnerships had $22,348 and $32,285 in cash and cash equivalents, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2015, 2014, and 2013 was $0, $0 and $1,222, respectively. Acquisition fees and costs have been fully amortized or impaired as of March 31, 2015.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. No impairment loss was recorded on the investments during the years ended March 31, 2015, 2014 and 2013.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2015, 2014, and 2013, impairment loss on the intangibles was $0, $9,465 and $43,460, respectively.

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations and securitization structures. ASU 2015-02 simplifies and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model) and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Partnership is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2015 and 2014, the Partnership owns Local Limited Partnership interests in 7 and 11 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 246 and 424, respectively, apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2015 and 2014 are approximately $(1,551,000) and $(859,000), respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnerships’ financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. No impairment loss was recorded on the investments during the years ended March 31, 2015, 2014 and 2013.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2015, 2014, and 2013, impairment loss on the intangibles was $0, $9,465, and $43,460, respectively.

As of March 31, 2015 and 2014, the investment accounts in all Local Limited Partnerships have reached a zero balance.  Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2015, 2014 and 2013 amounting to approximately $294,000, $1,453,000 and $696,000, respectively, have not been recognized.  As of March 31, 2015, the aggregate share of net losses not recognized by the Partnership amounted to approximately $2,246,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For The Years Ended March 31,

	2015	2014	2013
Investments per balance sheet, beginning of period	$-	$9,465	$54,147
Impairment loss	-	(9,465)	(43,460)
Equity in losses of Local Limited Partnerships	-	-	-
Amortization of paid acquisition fees and costs	-	-	(1,222)

Investments per balance sheet, end of period	$-	$-	$9,465

	For the Years Ended March 31,

	2015	2014	2013

Investments in Local Limited Partnerships, net	$-	$-	$-
Acquisition fees and costs, net of accumulated amortization of $0, $0, and $438	-	-	9,465
Investments per balance sheet, end of period	$-	$-	$9,465

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

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

COMBINED CONDENSED BALANCE SHEETS

	2014	2013
ASSETS
Buildings and improvements (net of accumulated depreciation for 2014 and 2013 of $6,583,000 and $11,826,000 respectively)	$8,011,000	$12,140,000
Land	861,000	1,384,000
Other assets	807,000	1,247,000

Total assets	$9,679,000	$14,771,000

LIABILITIES Mortgage loans payable	$5,145,000	$8,965,000
Due to related parties	843,000	1,362,000
Other liabilities	463,000	1,075,000

Total liabilities	6,451,000	11,402,000

PARTNERS' EQUITY WNC Housing Tax Credit Fund VI, L.P., Series 6	1,551,000	859,000
Other partners	1,677,000	2,510,000
Total partners’ equity	3,228,000	3,369,000
Total liabilities and partners’ equity	$9,679,000	$14,771,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013	2012

Revenues	$1,303,000	$2,346,000	$3,183,000

Expenses:
Operating expenses	989,000	324,000	2,174,000
Interest expense	166,000	763,000	550,000
Depreciation and amortization	442,000	2,700,000	1,122,000

Total expenses	1,597,000	3,787,000	3,846,000

Net loss	$(294,000)	$(1,441,000)	$(663,000)

Net loss allocable to the Partnership	$(294,000)	$(1,427,000)	$(655,000)

Net loss recorded by the Partnership	$-	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,435,000, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was zero for all periods presented.  Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded, the accumulated amortization is reduced to zero at that time.

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

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $36,253, $52,542 and $61,408 were incurred during the years ended March 31, 2015, 2014, and 2013, respectively, of which $200,000, $0 and $0 was paid during the years ended March 31, 2015, 2014 and 2013, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements paid were approximately $229,574, $40,000 and $0 during the years ended March 31, 2015, 2014 and 2013, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,

	2015	2014
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$192,951	$357,242
Asset management fee payable	232,930	396,677

Total	$425,881	$753,919

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013
NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership. The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2016.

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

2015	June 30	September 30	December 31	March 31

Income	$10,000	$5,000	$-	$-

Operating expenses and loss	(12,000)	(41,000)	(35,000)	(16,000)

Loss from operations	(2,000)	(36,000)	(35,000)	(16,000)

Gain on sale of Local Limited Partnerships	22,000	341,000	12,000	-

Net income (loss)	20,000	305,000	(23,000)	(16,000)

Net income (loss) available to Limited Partners	20,000	303,000	(23,000)	(16,000)

Net income (loss) per Partnership Unit	1	15	(1)	(1)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS– CONTINUED

For the Years Ended March 31, 2015, 2014 and 2013

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

2014	June 30	September 30	December 31	March 31

Income	$12,000	$-	$1,000	$-

Operating expenses and loss	(73,000)	(58,000)	(42,000)	(29,000)

Loss from operations	(61,000)	(58,000)	(41,000)	(29,000)

Gain (loss) on sale of Local Limited Partnerships	-	-	57,000	(1,000)

Net income (loss)	(61,000)	(58,000)	16,000	(30,000)

Net income (loss) available to Limited Partners	(60,000)	(57,000)	16,000	(30,000)

Net income (loss) per Partnership Unit	(3)	(3)	1	(1)

	June 30	September 30	December 31	March 31

2013

Income	$2,000	$-	$-	$-

Operating expenses and loss	(95,000)	(29,000)	(19,000)	(23,000)

Loss from operations	(93,000)	(29,000)	(19,000)	(23,000)

Net loss	(93,000)	(29,000)	(19,000)	(23,000)

Net loss available to Limited Partners	(92,000)	(29,000)	(19,000)	(23,000	) )

Net loss per Partnership Unit	(4)	(1)	(1)	(2)

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Partnership sold its Local Limited Partnership interest in West Mobile County Housing, LTD (“West Mobile”).West Mobile was appraised for $770,000. The Partnership received $38,000 in cash proceeds all of which will be used to reimburse the General Partner or affiliates for expenses paid on its behalf. The estimated gain on sale is $38,000. The investment balance was zero at the time of the sale of the Local Limited Partnership.

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

(b)         Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2015. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2015.

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

(c)         Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Senior Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

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

Melanie R. Wenk is Senior Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

(a)  Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of the Partnership’s invested assets in the Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Management fees of  $36,253, $52,542, and $61,408 were incurred during the years ended March 31, 2015, 2014 and 2013, respectively, of which $200,000, $0 and $0 was paid during the years ended March 31, 2015, 2014 and 2013, respectively.

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

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $65,283, $167,374 and $60,200 during the years ended March 31, 2015, 2014 and 2013, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $229,574, $40,000 and $0 during the years ended March 31, 2015, 2014 and 2013, respectively.

(c)  Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0,  $0, and $500 for the General Partner for the years ended December 31, 2014, 2013 and 2012, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2015, 2014 and 2013.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds.  There were no such distributions to the General Partner during the years ended March 31, 2015, 2014 and 2013.

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

 (b) The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2015	2014

Audit Fees	$25,850	$25,650
Tax Fees	-	-
TOTAL	$25,850	$25,650

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

   PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)                   List of Financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2015 and 2014
Statements of Operations for the years ended March 31, 2015, 2014 and 2013
Statements of Partners’ Deficit for the years ended March 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013
Notes to Financial Statements

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

101.
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2015 and 2014, (ii) the Statements of Operations for the years ended March 31, 2015, 2014 and 2013, (iii) the Statements of Partners’ Deficit for the years ended March 31, 2015, 2014 and 2013, (iv) the Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013 and (v) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015

		As of March 31, 2015		Initial Cost to Partnership			As of December 31, 2014
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Boonville Associates I, L.P. (2)	Boonville, Missouri	$2,195,000	$2,195,000	$165,000	$3,751,000	$-	$486,000	$165,000	$3,751,000	$1,892,000	$2,024,000

Brighton Ridge Limited Partnership (2)	Edgefield, South Carolina	926,000	926,000	75,000	2,307,000	(69,000)	313,000	75,000	2,238,000	924,000	1,389,000

Cotton Mill Elderly Living Center, L.P. (2)	Rock Island, Illinois	1,040,000	1,040,000	300,000	1,509,000	329,000	612,000	300,000	1,838,000	947,000	1,191,000

St. Susanne Associates I, L.P. (2)	Mt. Vernon, Missouri	255,000	255,000	40,000	956,000	46,000	613,000	40,000	1,002,000	392,000	650,000

Summer Wood, Ltd. (2)	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	106,000	876,000	61,000	2,161,000	910,000	1,312,000

West Liberty Family Apartments, Ltd. (2)	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(912,000)	1,179,000	120,000	460,000	132,000	448,000
						(1)
West Mobile County Housing, Ltd. (3)	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	14,000	1,066,000	100,000	3,144,000	1,386,000	1,858,000

		$7,829,000	$7,829,000	$861,000	$15,080,000	$(486,000)	$5,145,000	$861,000	$14,594,000	$6,583,000	$8,872,000

(1)	Impairment charge recorded as a result of a permanent decline in value.

(2)	The Local Limited Partnership has been identified for sale as of March 31, 2015.

 (3) The Local Limited Partnership was identified and sold subsequent to March 31, 2015.

WNC Housing Tax Credit Fund VI, L.P. Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2015
	As of December 31, 2014
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Boonville Associates I, L.P. (1)	$180,000	$(105,000)	2000	27.5

Brighton Ridge Limited Partnership (1)	341,000	(9,000)	1998	40

Cotton Mill Elderly Living Center, L.P. (1)	125,000	(83,000)	1999	27.5

St. Susanne Associates I, L.P. (1)	110,000	11,000	1999	40

Summer Wood Ltd. (1)	122,000	(33,000)	1999	40

West Liberty Family Apartments, Ltd. (1)	68,000	(21,000)	2001	40

West Mobile County Housing, Ltd. (2)	253,000	(54,000)	1999	40

	$1,199,000	$(294,000)

(1)	The Local Limited Partnership has been identified for sale as of March 31, 2015.

(2)	The Local Limited Partnership was identified for sale as of March 31, 2015 and sold subsequent thereto.

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

WNC Housing Tax Credit Fund VI, L.P., Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2014

		As of March 31, 2014		Initial Cost to Partnership			As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Summer Wood, Ltd. (2)	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	85,000	876,000	61,000	2,140,000	850,000	1,351,000

Wagner Partnership 99 Limited Partnership (2)	Wagner, South Dakota	232,000	232,000	147,000	1,133,000	119,000	778,000	147,000	1,252,000	451,000	948,000

West Liberty Family Apartments, Ltd. (2)	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(912,000)	1,184,000	120,000	460,000	121,000	459,000
						(1)
West Mobile County Housing, Ltd. (2)	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	14,000	1,103,000	100,000	3,144,000	1,304,000	1,940,000

		$10,773,000	$10,773,000	$1,384,000	$23,533,000	$433,000	$8,965,000	$1,384,000	$23,966,000	$11,826,000	$13,524,000

(1)	Impairment charge recorded as a result of a permanent decline in value.

(2)	The Local Limited Partnership was identified for sale as of March 31, 2014.

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

WNC Housing Tax Credit Fund VI, L.P., Series 6
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2013

		As of March 31, 2013		Initial Cost to Partnership			As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Equipment	Cost Capitalized Subsequent to Acquisition	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Summer Wood, Ltd.	Camden, Alabama	1,237,000	1,237,000	61,000	2,055,000	73,000	875,000	61,000	2,128,000	792,000	1,397,000

United Development Co., L.P. – 97.0	Memphis, Tennessee	2,813,000	2,813,000	182,000	4,266,000	(47,000)	1,150,000	182,000	4,219,000	1,954,000	2,447,000

Wagner Partnership 99 Limited Partnership	Wagner, South Dakota	232,000	232,000	147,000	1,133,000	91,000	783,000	147,000	1,224,000	413,000	958,000

West Liberty Family Apartments, Ltd.	West Liberty, Kentucky	318,000	318,000	120,000	1,372,000	(911,000)	1,258,000	120,000	461,000	108,000	473,000
						(1)
West Mobile County Housing, Ltd.	Theodore, Alabama	1,858,000	1,858,000	100,000	3,130,000	14,000	1,137,000	100,000	3,144,000	1,220,000	2,024,000

		$14,503,000	$14,503,000	$1,658,000	$32,399,000	$795,000	$13,498,000	$1,663,000	$33,194,000	$14,882,000	$19,975,000

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6

By:	WNC & Associates, Inc.,
General Partner

By:	/s/ Wilfred N. Cooper, Jr.,
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Date: June 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Wilfred N. Cooper, Jr.,
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 19, 2015

By:	/s/Melanie R. Wenk
Melanie R. Wenk
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 19, 2015

By:	/s/Wilfred N. Cooper, Sr.,
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 19, 2015

By:	/s/Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 19, 2015