Form 10-Q
period 2015-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2015-08-12
CIK 1037156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
                                                             (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes _X__No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes _X__No ___

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of June 30, 2015 and March 31, 2015	3

Condensed Statements of Operations
For the Three Months Ended June 30, 2015 and 2014	4

Condensed Statement of Partners' Deficit
For the Three Months Ended June 30, 2015	5

Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2015 and 2014	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$23,152	$22,348
Other assets	1,403	-
Due from affiliates, net (Note 4)	-	-
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$24,555	$22,348

LIABILITIES AND PARTNER’S DEFICIT

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$391,632	$425,881

Total Liabilities	391,632	425,881

Partners’ Deficit:
General Partner	(173,500)	(173,865)
Limited Partners (25,000 Partnership Units authorized; 20,371 and 20,460 Partnership Units issued and outstanding)	(193,577)	(229,668)

Total Partners’ Deficit	(367,077)	(403,533)

Total Liabilities and Partners’ Deficit	$24,555	$22,348

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
	Three Months	Three Months

Operating income:
Reporting fees	$10,500	$10,056
Distribution income	303	-

Total operating income	10,803	10,056

Operating expenses:
Asset management fees (Note 3)	6,438	10,064
Legal and accounting fees	4,000	1,000
Other	1,660	1,150

Total operating expenses	12,098	12,214

Loss from operations	(1,295)	(2,158)

Gain on sale of Local Limited Partnership	37,750	22,300

Interest income	1	2

Net income	$36,456	$20,144

Net income allocated to:
General Partner	$365	$201

Limited Partners	$36,091	$19,943

Net income per Partnership Unit	$2	$1

Outstanding weighted Partnership Units	20,371	20,480

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2015	$(173,865)	$(229,668)	$(403,533)

Net income	365	36,091	36,456

Partners’ deficit at June 30, 2015	$(173,500)	$(193,577)	$(367,077)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2015 and 2014
(Unaudited)
	2015	2014

Cash flows from operating activities:
Net income	$36,456	$20,144
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Increase in other assets	(1,403)	(40)
Gain on sale of Local Limited Partnership	(37,750)	(20,300)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(34,249)	4,954

Net cash provided by (used in) operating activities	(36,946)	4,758

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnership	37,750	20,300

Net cash provided by investing activities	37,750	20,300

Net increase in cash and cash equivalents	804	25,058

Cash and cash equivalents, beginning of period	22,348	32,285

Cash and cash equivalents, end of period	$23,152	$57,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted.  As of June 30, 2015 and March 31, 2015, respectively, a total of 20,371 and 20,460 Partnership Units remain outstanding. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Two of the remaining Housing Complexes have completed their 15-year Compliance Periods as of June 30, 2015.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2015.

As of March 31, 2015, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P., Ottawa I Limited Partnership, Preservation Partners I, L.P., Kechel Tower L.P, Country Club Investors L.P, Desloge Associates I, L.P, and Wagner Partnership 99 Limited Partnership.  The Partnership had also sold the Housing Complex of United Development Co., L.P-97.0.

During the three months ended June 30, 2015, the Partnership sold its Local Limited Partnership interest in West Mobile County Housing, LTD (“West Mobile”).West Mobile was appraised for $770,000, and had a mortgage note balance of $1,066,251 as of December 31, 2014. The Partnership received $38,000 in cash proceeds, all of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf. The Partnership incurred $250 in sales related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $37,750 was recorded during the period. The Compliance Period for West Mobile has expired so there is no risk of tax credit recapture to the investors.

As of June 30, 2015, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Compliance Period for Brighton Ridge Apartments, L.P., and Summerwood Apartments Limited Partnership has expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. St. Susanne Associates I will complete its Compliance period in 2015. Cotton Mill Elderly will complete its Compliance Period in 2016. West Liberty will complete its Compliance Period in 2017. Different options of guaranty for the Local Limited Partnership to stay in compliance with the Low Income Housing Tax Credit code have been negotiated with potential purchasers by the Partnership. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partners

Method of Accounting for Investments in Local Limited Partnerships

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2015, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of June 30, 2015 and March 31, 2015, the Partnership had $23,152 and $22,348 in cash and cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
 (Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2015 and March 31, 2015, the Partnership owns Local Limited Partnership interests in six and seven Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 191 and 246 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2015	2014

Revenues	$258,000	$553,000

Expenses:
Interest expense	37,000	75,000
Depreciation and amortization	90,000	170,000
Operating expenses	191,000	427,000
Total expenses	318,000	672,000

Net loss	$(60,000)	$(119,000)
Net loss allocable to the Partnership	$(60,000)	$(115,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2015
 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $6,438 and $10,064 were incurred during the three months ended June 30, 2015 and 2014, respectively, none of which was paid during either of the three months ended June 30, 2015 and 2014.

(b)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $48,000 and $10,000 during the three months ended June 30, 2015 and 2014, respectively.

(c)
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

The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:

	June 30, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$152,264	$192,951
Asset management fee payable	239,368	232,930

Total	$391,632	$425,881

The General Partner and affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - DUE FROM AFFILIATES, NET

As of both June 30, 2015 and March 31, 2015, the Partnership advanced $93,488 to Cotton Mill Elderly Living Center, L.P. in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of both June 30, 2015 and March 31, 2015, the Partnership advanced $11,416 to Summer Wood Apartments Limited Partnership in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of both June 30, 2015 and March 31, 2015, the Partnership advanced $33,271 to West Liberty Family Apartments, Ltd. in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2015 consisted of $23,000 in cash and cash equivalents and $1,000 of other assets.  Liabilities at June 30, 2015 consisted of $392,000 of accrued fees and expenses payable to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.   The Partnership’s net income for the three months ended June 30, 2015 was $36,000, reflecting an increase of $16,000 from the $20,000 net income experienced for the three months ended June 30, 2014. There was an increase of $15,000 in gain on sale of Local Limited Partnerships for the year ended June 30, 2015. The gain on sale recorded by the Partnership can vary depending on the values and sale proceeds of the Local Limited Partnerships which were sold. Asset management fees decreased by $4,000 during the three months ended June 30, 2015. The fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. Accounting and legal expenses increased by $3,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to the timing of the accounting work performed. Total operating income by $1,000 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Local Limited Partnerships pay reporting fees and distributions to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.  The net increase in cash and cash equivalents during the three months ended June 30, 2015 was $1,000 compared to a net increase in cash and cash equivalents for the three months ended June 30, 2014 of $25,000. During the three months ended June 30, 2015, the Partnership received 38,000 in net proceeds from dispositions compared to $20,000 in net proceeds received during the three months ended June 30, 2014. During three months ended June 30, 2015, the Partnership paid the General Partner or an affiliate $48,000 in reimbursements of operating expenses that were paid on the Partnership behalf compared to $10,000 during the three months ended June 30, 2014. The reimbursement of operating are paid after management reviews the cash position of the Partnership. During the three months ended June 30, 2015, total operating income increased by $1,000 compared to the three months ended June 30, 2014 as discussed above.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $34,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2015, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2016.

Recent Accounting Changes

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three months ended June 30, 2015 and June 30, 2014, (iii) the Condensed Statement of Partners’ Deficit for the three months ended June 30, 2015 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2015 and June 30, 2014 and (v) the Notes to Condensed Financial Statements.

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
Date: August 12, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.
Date: August 12, 2015