Form 10-Q
period 2015-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2015-11-16
CIK 1037156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2015

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$23,152	$22,348
Other assets	1,403	-
Due from affiliates, net (Note 4)	-	-
Investments in Local Limited Partnerships, net (Note 2)	-	-

Total Assets	$24,555	$22,348

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$402,903	$425,881

Total Liabilities	402,903	425,881

Partners’ Deficit:
General Partner	(173,613)	(173,865)
Limited Partners (25,000 Partnership Units authorized;
20,361 and 20,460 Partnership Units, respectively, issued and outstanding)	(204,735)	(229,668)

Total Partners’ Deficit	(378,348)	(403,533)

Total Liabilities and Partners’ Deficit	$24,555	$22,348

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015		2014
	Three Months	Six Months	Three Months	Six Months
Operating income:
Reporting fees	$-	$10,500	$4,999	$15,055
Distribution income	-	303	-	-

Total operating income	-	10,803	4,999	15,055

Operating expenses:
Asset management fees (Note 3)	5,625	12,063	9,691	19,755
Legal and accounting fees	21,270	25,270	24,074	25,074
Other	3,557	5,217	6,969	8,119

Total operating expenses	30,452	42,550	40,734	52,948

Loss from operations	(30,452)	(31,747)	(35,735)	(37,893)

Gain on sale of Local Limited Partnerships	19,181	56,931	341,583	363,883

Interest income	-	1	1	3

Net income (loss)	$(11,271)	$25,185	$305,849	$325,993

Net income (loss) allocated to:
General Partner	$(113)	$252	$3,059	$3,260

Limited Partners	$(11,158)	$24,933	$302,790	$322,733

Net income (loss) per Partnership Unit	$(1)	$1	$15	$16

Outstanding weighted Partnership Units	20,361	20,361	20,460	20,460

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT
For the Six Months Ended September 30, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2015	$(173,865)	$(229,668)	$(403,533)

Net income	252	24,933	25,185

Partners’ deficit at September 30, 2015	$(173,613)	$(204,735)	$(378,348)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$25,185	$325,993
Adjustments to reconcile net income to net
cash used in operating activities:
(Increase) decrease in other assets	(1,403)	5,158
Gain on sale of Local Limited Partnership	(56,931)	(363,883)
Decrease in accrued fees and expenses due to
General Partner and affiliates	(22,978)	(357,093)

Net cash used in operating activities	(56,127)	(389,825)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	56,931	363,883
Prepaid disposition proceeds	-	26,001

Net cash provided by investing activities	56,931	389,884

Net increase in cash and cash equivalents	804	59

Cash and cash equivalents, beginning of period	22,348	32,285

Cash and cash equivalents, end of period	$23,152	$32,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted. As of September 30, 2015 and March 31, 2015, a total of 20,361 and 20,460 Partnership Units remain outstanding, respectively. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2016.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Two of the remaining Housing Complexes have completed their 15-year Compliance Periods as of September 30, 2015.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2015.

As of March 31, 2015, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P., Ottawa I Limited Partnership, Preservation Partners I, L.P., Kechel Tower L.P, Country Club Investors L.P, Desloge Associates I, L.P, and Wagner Partnership 99 Limited Partnership. The Partnership had also sold the Housing Complex of United Development Co., L.P-97.0.

During the six months ended September 30, 2015, the Partnership sold its Local Limited Partnership interest in West Mobile County Housing, LTD (“West Mobile”).West Mobile was appraised for $770,000, and had a mortgage note balance of $1,066,251 as of December 31, 2014. The Partnership received $38,000 in cash proceeds, all of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf. The Partnership incurred $250 in sales related expenses during the quarterly period ended June 30, 2015, and an additional $1,796 of sales related expenses during the quarterly period ended September 30, 2015 which were netted against the proceeds from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $35,954 was recorded during the period. The Compliance Period for West Mobile has expired so there is no risk of tax credit recapture to the investors.

During the six months ended September 30, 2015, the Partnership sold its Local Limited Partnership interest in West Liberty Family Apartments, LTD (“West Liberty”). West Liberty was appraised for $290,000 and had a mortgage note balance of $1,179,176 as of December 31, 2014. The Partnership received $33,000 in cash proceeds, of which $23,000 was used to reimburse the General Partner or affiliates for expenses paid on its behalf, and the remaining $10,000 was used to pay asset management fees. The Partnership incurred $12,023 in sales related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $20,977 was recorded during the period. The Compliance Period for West Liberty does not expire until 2017. A Recapture Guarantee Surety Bond was obtained by the Purchaser to guarantee that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of September 30, 2015, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.

Local Limited Partnerships	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2014	Estimated sales price			Estimated closing date
Cotton Mill Elderly Living Center, L.P.	$125,000	$611,837	$		*	*
Brighton Ridge Apartments, L.P.	1,490,000	312,802		*		*
St. Susanne Associates I, L.P.	550,000	613,060		*		*
Summer Wood Apartments Limited Partnership	250,000	875,841		*		*

*As of the date of this report, the sales price and expected closing date on sale cannot be determined.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2015, all of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2015 and March 31, 2015, the Partnership had $23,152 and $22,348 in cash equivalents, respectively.

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

Net Income (Loss) Per Partnership Unit

Net income (loss) per Partnership Unit includes no dilution and is computed by dividing income (loss) allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net income (loss) per Partnership Unit is not required.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2015 and March 31, 2015, the Partnership owns Local Limited Partnership interests in five and seven Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 171 and 246 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2015	2014

Revenues	$497,000	$932,000

Expenses:
Interest expense	66,000	108,000
Depreciation and amortization	176,000	310,000
Operating expenses	369,000	741,000
Total expenses	611,000	1,159,000

Net loss	$(114,000)	$(227,000)
Net loss allocable to the Partnership	$(114,000)	$(223,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Quarterly Period Ended September 30, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,063 and $19,755 were incurred during the six months ended September 30, 2015 and 2014, respectively, of which $10,000 and $210,000 was paid during the six months ended September 30, 2015 and 2014, respectively.

(b)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $71,000 and $209,574 during the six months ended September 30, 2015 and 2014, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$167,910	$192,951
Asset management fee payable	234,993	232,930

Total	$402,903	$425,881

The General Partner and its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - DUE FROM AFFILIATES, NET

As of both September 30, 2015 and March 31, 2015, the Partnership advanced $93,488 to Cotton Mill Elderly Living Center, L.P. in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of both September 30, 2015 and March 31, 2015, the Partnership advanced $11,416 to Summer Wood Apartments Limited Partnership in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of both September 30, 2015 and March 31, 2015, the Partnership advanced $33,271 to West Liberty Family Apartments, Ltd. in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced. The advances were written off as of September 30, 2015 as the Local Limited Partnership interest was sold.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2015 consisted of $23,000 in cash and $1,400 of other assets. Liabilities at September 30, 2015 consisted of $403,000 of accrued fees and expenses due to General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014. The Partnership’s net loss for the three months ended September 30, 2015 was $11,000, reflecting a decrease of approximately $317,000 from the $306,000 of net income experienced for the three months ended September 30, 2014. There was a decrease of $323,000 in gain on sale of Local Limited Partnerships for the three months ended September 30, 2015. The gain on sale recorded by the Partnership can vary depending on the values and sale proceeds of the Local Limited Partnerships which were sold. Asset management fees decreased by $4,000 for the three months ended September 30, 2015. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Legal and accounting fees decreased by $3,000 for the three months ended September 30, 2015, due to the timing of the accounting work performed. The reporting fees decreased by $5,000 for the three months ended September 30, 2015. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Other expenses decreased by $3,000 during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due primarily to the decrease in outsourcing work performed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 30, 2015 Compared to the Six Months Ended September 30, 2014 The Partnership’s net income for the six months ended September 30, 2015 was $25,000, reflecting a decrease of approximately $301,000 from the $326,000 of net income experienced for the six months ended September 30, 2014. There was a decrease of $307,000 in gain on sale of Local Limited Partnerships for the six months ended September 30, 2015 compared to the six months ended September 30, 2014. The gain on sale recorded by the Partnership can vary depending on the values and sale proceeds of the Local Limited Partnerships which were sold. Asset management fees decreased by $8,000 for the six months ended September 30, 2015. The fees are calculated based on the value of invested assets which decreased due to the sale of Local Limited Partnerships. Other expenses decreased by $3,000 during the six months ended September 30, 2015 due to the decrease in outsourcing work performed. Reporting fees decreased by $4,000 during the six months ended September 30, 2015. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2015 Compared to the Six Months Ended September 30, 2014. The net increase in cash during the six months ended September 30, 2015 was $1,000 compared to no change in cash for the six months ended September 30, 2014. During the six months ending September 30, 2015, the Partnership received $57,000 in net proceed from sale of Local Limited Partnerships compared to $364,000 net proceeds received for the six months ended September 30, 2014.  During the six months ended September 30, 2014, there was prepaid disposition proceeds of $26,000 compared to none received during the six months ended September 30, 2015. During the six months ended September 30, 2015, the Partnership paid $71,000 to the General Partner or an affiliate for reimbursements of operating expenses paid on behalf of the Partnership compared to $210,000 reimbursed during the six months ended September 30, 2014. In addition, the Partnership paid $10,000 of accrued asset management fees during the six months ended September 30, 2015 compared to $210,000 paid during the six months ended September 30, 2014. Each quarter the Partnership evaluates the cash position and determine how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates. The Partnership received $11,000 in reporting fees and distribution income from Local Limited Partnerships during the six months ended September 30, 2015 compared to $15,000 received during the six months ended September 30, 2014. Reporting fees and distribution income can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the six months ended September 30, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $23,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2015, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through November 30, 2016.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2015 and September 30, 2014, (iii) the Condensed Statement of Partner’s Deficit for the six months ended September 30, 2015, (iv) the Condensed Statements of Cash Flows for the six months ended September 30, 2015 and September 30, 2014 and (v) the Notes to Condensed Financial Statements.

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

Date:  November 16, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date:  November 16, 2015