Form 10-Q
period 2015-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 2016-02-11
CIK 1037156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes  X        No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X          No   __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___    Accelerated filer___

Non-accelerated filer___X__    Smaller reporting company  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No _X__

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
As of December 31, 2015 and March 31, 2015	4

Condensed Statements of Operations
For the Three and Nine Months Ended December 31, 2015 and 2014	5

Condensed Statement of Partners' Deficit
For the Nine Months Ended December 31, 2015	6

Condensed Statements of Cash Flows
For the Nine Months Ended December 31, 2015 and 2014	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risks	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1a. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2015	March 31, 2015

ASSETS

Cash and cash equivalents	$38,153	$22,348
Investments in Local Limited Partnerships, net (Notes 2)	-	-
Other assets	2,353	-

Total Assets	$40,506	$22,348

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$414,910	$425,881
Prepaid disposition proceeds	15,000	-

Total Liabilities	429,910	425,881

Partners’ Deficit:
General Partner	(173,724)	(173,865)
Limited Partners (25,000 Partnership Units authorized;
20,361 and 20,460 Partnership Units issued and outstanding, respectively)	(215,680)	(229,668)

Total Partners’ Deficit	(389,404)	(403,533)

Total Liabilities and Partners’ Deficit	$40,506	$22,348

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015		2014
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$10,500	$-	$15,055
Distribution income	-	303	-	-
Total operating income	-	10,803	-	15,055

Operating expenses:
Asset management fees (Note 3)	5,116	17,179	8,946	28,701
Legal and accounting fees	4,500	29,770	7,087	32,161
Write off of other assets	-	-	17,738	17,738
Other	1,091	6,308	1,330	9,449
Total operating expenses	10,707	53,257	35,101	88,049

Loss from operations	(10,707)	(42,454)	(35,101)	(72,994)

Gain (loss) on sale of Local Limited Partnerships	(350)	56,581	12,040	375,923

Interest income	1	2	2	5

Net income (loss)	$(11,056)	$14,129	$(23,059)	$302,934

Net income (loss) allocated to:
General Partner	$11	$141	$(231)	$3,030

Limited Partners	$11,045	$13,988	$(22,828)	$299,904

Net income (loss) per Partnership Unit	$-	$1	$(1)	$15

Outstanding weighted
Partnership Units	20,361	20,361	20,460	20,460

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Nine Months Ended December 31, 2015
(Unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2015	$(173,865)	$(229,668)	$(403,533)

Net income	141	13,988	14,129

Partners’ deficit at December 31, 2015	$(173,724)	$(215,680)	$(389,404)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$14,129	$302,934
Adjustments to reconcile net income to net
cash used in operating activities:
(Increase) decrease in other assets	(2,353)	31,843
Decrease in accrued fees and expenses due to
General Partner and affiliates	(10,971)	(334,715)
Gain on sale of Local Limited Partnerships	(56,581)	(375,923)

Net cash used in operating activities	(55,776)	(375,861)

Cash flows from investing activities:
Prepaid disposition proceeds	15,000	-
Net proceeds from sale of Local Limited Partnerships	56,581	375,923

Net cash provided by investing activities	71,581	375,923

Net increase in cash and cash equivalents	15,805	62

Cash and cash equivalents, beginning of period	22,348	32,285

Cash and cash equivalents, end of period	$38,153	$32,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2015
 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2015.

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 20,500 Partnership Units, representing subscriptions in the amount of $20,456,595, net of discounts of $16,100 for volume purchases and dealer discounts of $27,305 had been accepted.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors in the Partnership (the “Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of December 31 and March 31, 2015, a total of 20,361 and 20,460 Partnership Units remain outstanding, respectively. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2015
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

For the Quarterly Period Ended December 31, 2015
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

The Partnership currently has insufficient working capital to fund its operations.  Associates have agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2017.

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

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associate was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Two of the Housing Complexes have completed their 15-year Compliance Period as of December 31, 2015.

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

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2015.

As of March 31, 2015, the Partnership had sold its Local Limited Partnership Interest in Trenton Village Apartments, L.P., Ottawa I Limited Partnership, Preservation Partners I, L.P., Kechel Tower L.P, Country Club Investors L.P, Desloge Associates I, L.P, and Wagner Partnership 99 Limited Partnership. The Partnership had also sold the Housing Complex of United Development Co., L.P-97.0.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in West Mobile County Housing, LTD (“West Mobile”).West Mobile was appraised for $770,000, and had a mortgage note balance of $1,066,251 as of December 31, 2014. The Partnership received $38,000 in cash proceeds, all of which were used to reimburse the General Partner or affiliates for expenses paid on its behalf. The Partnership incurred $2,046 of sales related which were netted against the proceeds from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $35,954 was recorded during the period. The Compliance Period for West Mobile has expired so there is no risk of tax credit recapture to the investors.

During the nine months ended December 31, 2015, the Partnership sold its Local Limited Partnership interest in West Liberty Family Apartments, LTD (“West Liberty”). West Liberty was appraised for $290,000 and had a mortgage note balance of $1,179,176 as of December 31, 2014. The Partnership received $33,000 in cash proceeds, of which $23,000 was used to reimburse the General Partner or affiliates for expenses paid on its behalf, and the remaining $10,000 was used to pay asset management fees. The Partnership incurred $12,023 in sales related expenses during the quarterly period ended September 30, 2015 and an additional $350 of sales related expenses during the quarterly period ended December 31, 2015 which was netted against the proceeds from the sale in calculating the gain on sale. The investment balance was zero at the time of the sale of the Local Limited Partnership; therefore a gain of $20,627 was recorded during the period. The Compliance Period for West Liberty does not expire until 2017. A Recapture Guarantee Surety Bond was obtained by the Purchaser to guarantee that the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code; therefore there is no risk of recapture to the investors of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2015, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.

Local Limited Partnerships	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2014	Estimated sales price		Estimated sales related expenses	Estimated closing date
Cotton Mill Elderly Living Center, L.P.	$125,000	$611,837	$40,000		$1,728	2/29/2016
Brighton Ridge Apartments, L.P.	1,500,000	312,802	*		*	*
St. Susanne Associates I, L.P.	550,000	613,060	5,000	**	250	1/31/2016 ***
Summer Wood Apartments Limited Partnership	250,000	875,841	10,000	**	250	2/29/2016
Boonville Associates I, L.P	255,000	486,372	4,000		125	2/29/2016

*As of the date of this report, the sales price, sales related expenses cannot be determined.
** This amount was received during the nine months ended December 31, 2015 and included in prepaid disposition proceeds as of December 31, 2015.
*** Sold subsequent to December 31, 2015 (Note 5)

The Compliance Period for Brighton Ridge Apartments, L.P., St. Susanne Associates I, L.P. and Summerwood Apartments Limited Partnership and Cotton Mill Elderly have expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. Boonville Associates I, L.P will complete its Compliance Period in 2016. Different options of guaranty for the Local Limited Partnership to stay in compliance with the Low Income Housing Tax Credit code have been negotiated with potential purchasers by the Partnership. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the Partnership’s reserves for future operating expenses. Upon the sale of the last remaining Local Limited Partnership, any cash remaining after all Partnership debts are paid would then be distributed to the Limited Partners.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2015
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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2015 and 2014 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.  If the Local Limited Partnerships reports net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2015, all of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2015
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2015 and March 31, 2015, the Partnership had $38,153 and $22,348 in cash equivalents, respectively.

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

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2015 and March 31, 2015, the Partnership owns Local Limited Partnership interests in five and seven Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 171 and 246 apartment units, respectively. The Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2015 and 2014 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2015	2014

Revenues	$736,000	$1,311,000

Expenses:
Interest expense	95,000	141,000
Depreciation and amortization	264,000	450,000
Operating expenses	547,000	1,055,000
Total expenses	906,000	1,646,000

Net loss	$(170,000)	$(335,000)
Net loss allocable to the Partnership	$(169,000)	$(331,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.2% of the invested assets of the Partnership, as defined.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s Allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $17,179 and $28,701 were incurred during the nine months ended December 31, 2015 and 2014, respectively, of which $10,000 and $200,000 were paid during the nine months ended December 31, 2015 and 2014, respectively.

(b)
The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $71,000 and $219,574 during the nine months ended December 31, 2015 and 2014, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2015	March 31, 2015

Expenses paid by the General Partner or affiliates on behalf of the Partnership	$174,801	$192,951
Asset management fee payable	240,109	232,930

Total	$414,910	$425,881

The General Partner and its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - DUE FROM AFFILIATES, NET

As of both December 31, 2015 and March 31, 2015, the Partnership advanced $93,488 to Cotton Mill Elderly Living Center, L.P. in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of both December 31, 2015 and March 31, 2015, the Partnership advanced $11,416 to Summer Wood Apartments Limited Partnership in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced.

As of March 31, 2015, the Partnership advanced $33,271 to West Liberty Family Apartments, Ltd. in which the Partnership is a limited partner. All advances were reserved in full in the year they were advanced. The advances were written off during the nine months ended December 31, 2015 as the Local Limited Partnership interest was sold.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

For the Quarterly Period Ended December 31, 2015
(Unaudited)

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to December 30, 2015, the Partnership sold its Local Limited Partnership interest in St. Susanne Associates (“St. Susanne”). St. Susanne was appraised for $550,000 and had a mortgage balance of $613,060 as of December 31, 2014. The Partnership received $5,000 in cash proceeds, of which $3,650 was used to reimburse the General Partner or affiliates for expenses paid on its behalf, and $1,350 was placed in the Partnership’s reserves for future operating expenses. The Partnership incurred $250 in sale related expenses which was netted against the proceeds from the sale in calculating the gain on sale. The Partnership’s investment balance is zero; therefore a gain of $4,750 was recorded. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2015 and 2014, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2015 consisted of $38,000 in cash and cash equivalents and $2,000 in other assets. Liabilities at December 31, 2015 consisted of $415,000 of accrued fees and expenses payable to the General Partner and its affiliates and $15,000 of prepaid disposition proceeds.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014. The Partnership’s net loss for the three months ended December 31, 2015 was $11,000, reflecting a decrease of $12,000 from the $23,000 net loss experienced for the three months ended December 31, 2014. The change was partially due a $12,000 decrease in gain on sale of Local Limited Partnerships for the three months ended December 31, 2015. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sale proceeds of the Local Limited Partnership which were sold. There was a decrease of $2,000 in legal and accounting fees for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 due the timing of the accounting work performed. Asset management fees decreased by $4,000 for the three months ended December 31, 2015. The fees are calculated based on the value of invested assets which decreased due to the sales of the Local Limited Partnerships. Write off of other assets decreased by $18,000 during the three months ended December 31, 2015 compared to December 31, 2014. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014. The Partnership’s net income for the nine months ended December 31, 2015 was $14,000, reflecting a decrease of approximately $289,000 from the $303,000 net income experienced for the nine months ended December 31, 2014. The change was mainly due to a $319,000 decrease in gain on sale of Local Limited Partnerships for the nine months ended December 31, 2015. The gain on sale in Local Limited Partnerships will vary from period to period depending on the values and sale proceeds of the Local Limited Partnership which were sold. Asset management fees decreased by $12,000 for the nine months ended December 31, 2015. The fees are calculated based on the value of the invested assets which decreased due to the sales of the Local Limited Partnerships. Legal and accounting fees decreased by $2,000 for the nine months ended December 31, 2015, due to timing of the accounting work performed. Write off of other assets decreased by $18,000 during the nine months ended December 31, 2015 compared to December 31, 2014. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties. Other expenses decreased by $3,000 during the nine months ended December 31, 2015 due to the decrease in outsourcing work performed. Reporting fees decreased by $5,000 for the nine months ended December 31, 2015.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014. The net increase in cash during the nine months ended December 31, 2015 was $16,000 compared to a net increase in cash for the nine months ended December 31, 2014 of $62. During the nine months ended December 31, 2015, the Partnership received $57,000 in net proceeds from dispositions compared to $376,000 net proceeds received during the nine months ended December 31, 2014. In addition, during the nine months ended December 31, 2015, the Partnership received $15,000 of prepaid disposition proceeds for two of the Local Limited Partnerships. During the nine months ended December 31, 2015, the Partnership paid the General Partner or an affiliate $71,000 in reimbursements of operating expenses that were paid on the Partnership’s behalf  and $10,000 of accrued asset management fees compared to $220,000 and $200,000 paid, during the nine months ended December 31, 2014, respectively. Reimbursement of accrued asset management fees and operating expenses are paid after management reviews the cash position of the Partnership. The Partnership received $11,000 in reporting fees and distribution income from Local Limited Partnerships during the nine months ended December 31, 2015 compared to $15,000 received during the nine months ended December 31, 2014. Reporting fees and distribution income can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

During the nine months ended December 31, 2015, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $11,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2015, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements through February 28, 2017.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2015 and March 31, 2015, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2015 and 2014, (iii) the Condensed Statement of Partners' Deficit for the nine months ended December 31, 2015, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2015 and 2014 and (v) the Notes to Condensed Financial Statements.

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

Date: 02/11/2016

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President – Chief Financial Officer of WNC & Associates, Inc.

Date: 02/11/2016